Form 10QSB
period 1998-03-31
HITCOM CORP
filed 1998-05-14
CIK 1019157

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

   	For the quarterly period ended March 31, 1998

                                      OR

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT

   	For the transition period from ________ to ________




                       Commission file number  001-13999

                              HITCOM CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


     Delaware						                          	     87-0389677
     (State or Other Jurisdiction					             (IRS Employer
     of Incorporation or Organization)            	Identification No.)

     700 North Second Street, Third Floor
     St. Louis, Missouri	         				             63102
     (Address of Principal Executive Offices)      (Zip Code)

     Issuer's Telephone Number, Including Area Code (314) 231-1000

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No (   )

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of May 7, 1998 -

                   Class		                  Shares Outstanding
                   Common Stock             7,944,042

Traditional Small Business Disclosure Format (check one):

Yes  (   ) No ( X )


                    HITCOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                              March 31,
                                              1998
Current assets:
   Cash and cash equivalents                  $182,896
   Accounts receivable-net of allowance
     for doubtful accounts of $8,135           109,275
   Prepaid expenses and other                    1,298
          Total current assets                 293,469
Property and equipment-net                     332,615
Other assets                                    45,472

Total                                         $671,556


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              March 31,
                                              1998

Current liabilities:
   Revolving line of credit                  $  99,951
   Current portion of long-term obligations     60,455
   Accounts payable and accrued expenses       702,860
   Deferred revenue                            458,866
     Total current liabilities               1,322,132

Long-term obligations, less current portion     11,858

Commitments and contingencies

Minority interest                              193,114

Stockholders' equity (deficit):

   Preferred stock, $.001 par value-5,000,000
     authorized; 1,122,027 issued and
	     outstanding                                1,122
   Common stock, $.004 par value-12,500,000
     authorized; 7,951,292 issued; 7,944,042
      outstanding                               31,776
   Additional paid in capital               (1,192,440)
   Retained earnings                           323,790
   Treasury stock-at cost                      (19,796)
     Total stockholders' equity (deficit)     (855,548)

          Total                               $671,556


See accompanying notes to financial statements.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             For the             For the
                                             Three-month         Three-month
                                             Period Ended        Period Ended
                                             March 31,           March 31,
                                             1998                1997

Net revenues                                 $  797,178          $ 835,790
Costs and expenses:
   Cost of sales                                406,770            528,834
   Selling, general and administrative          425,372            175,349
     Total costs and expenses                   832,142            704,183
   Operating income (loss)                      (34,964)           131,607
   Other (income) expense-net                   (13,252)            (4,475)
   Income (loss) before income tax
     expense and minority interest              (21,712)           136,082
   Income tax expense                                --                 --
   Income (loss) before minority interest       (21,712)           136,082
   Minority interest                             27,007                 --
   Net income (loss)                           ($48,719)          $136,082


See accompanying notes to financial statements.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                             For the             For the
                                             Three-month         Three-month
                                             Period Ended        Period Ended
                                             March 31,           March 31,
                                             1998                1997

Cash flows from operating activities:
    Net income (loss)                         ($48,719)           $136,082
    Adjustments to reconcile
      net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization               21,650              13,107
    Minority interest in earnings
     of subsidiaries	                           27,007                  --
    Common stock issued for services
     rendered                                   20,156                  --
    Changes in assets and liabilities:
      Accounts receivable-net                      791            (210,866)
      Prepaid expenses and other                 4,864              40,090
      Other assets                               7,001                  --
      Accounts payable and accrued
       expenses                                 23,962             404,490
      Deferred revenue                          29,504              82,191
        Net cash provided by operating
         activities                             86,216             465,094


Cash flows used in investing activities:
   Purchases of property and equipment         (17,298)            (33,053)

Cash flows used in financing activities:
   Payments on debt obligations                    (49)                 --
   Payments on capital leases                   (2,111)                 --
   Costs associated with equity placement      (72,662)                 --
   Shareholder distributions                        --             (94,424)
          Net cash used in financing
           activities                          (74,822)            (94,424)

Net increase (decrease) in cash and
 cash equivalents                               (5,904)            337,617

Cash and cash equivalents:
Beginning of period                            188,800             426,589
End of period                                 $182,896            $764,206



Supplemental cash flow disclosures:
Cash paid for interest during the period      $  4,182            $      0
Cash paid for taxes during the period         $      0            $      0

See accompanying notes to financial statements.

FORM 10-QSB - PART I

ITEM 1 - Financial Statements  (continued)

HitCom Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998

1. Basis of Presentation

The unaudited consolidated balance sheet of HitCom Corporation and Subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of earnings and cash flows for the three-month period ended March 31, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the nine-month period ended December 31, 1997.

Effective April 1, 1997, the Company acquired 80% of the outstanding stock of One Plus Marketing, Inc. (the "Acquisition") for 5,837,503 shares of the Company's common stock. The Acquisition was accounted for as a reverse acquisition in accordance with APB No. 16 "Business Combinations." As such, One Plus Marketing, Inc. ("One Plus") is considered the "accounting acquiror." The historical financial statements prior to April 1, 1997, are those of One Plus Marketing, Inc.

Prior to April 1, 1997, One Plus was an S Corporation for tax purposes under provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the stockholder is taxed for the company's taxable income. Therefore, no provision or liability for federal and state income taxes is reflected in the financial data for periods prior to April 1, 1997.

In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.


2. Earnings per Share

The Company has implemented the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS.

The details of earnings (loss) per share calculations for the quarter ending March 31, 1998, and 1997 are as follows:

                                            Income                Per Share
                                            (loss)     Shares     Amount

1998
Earnings (loss) per share of
 common stock - basic                     ($48,719)   7,944,042      ($0.01)
Stock options and warrants                      --          n/a         n/a
Earnings (loss) per share of
 common stock - on a fully diluted basis  ($48,719)   7,944,042      ($0.01)

1997
Earnings per share of
 common stock - basic                     $136,082          100   $1,360.82
Stock options and warrants                      --           --          --
Earnings per share of common stock - on
 fully diluted basis                      $136,082          100   $1,360.82


3. Acquisition

On February 18, 1998, the Company announced the signing of a definitive agreement to acquire 100% of the outstanding shares of Channel Telecom Inc., ("Channel") headquartered in Toronto, Canada. Channel is the fourth largest facility-based provider of prepaid calling cards in Canada. The transaction had been approved by the Company's Board of Directors and ratified at the Company's Annual Meeting of Shareholders.

Under the terms of the agreement, the Company will exchange approximately
3.8 million shares, adjusted for certain events, of Company common stock and $175,000 in cash for all of Channel's outstanding shares. The effective date of the transaction will be January 1, 1998. As of March 31, 1998, the transaction was not consummated.

The following condensed financial summary reflects the pro forma effects of the acquisition effective from January 1, 1998 as compared to the same period for 1997 (amounts stated in US dollars):

                                           March 31,      March 31,
                                           1998           1997

Current assets                           $  476,314     $1,010,432
Current liabilities                       1,760,087      1,096,151
Stockholder's equity (deficit)             (814,647)       521,589
Total assets                              1,150,410      1,617,740
Revenues                                  1,130,683        965,586
Cost of sales                               604,732        623,531
Selling, general and administrative         537,642        211,744
Net income (loss)                        $  (25,446)   $   134,785


ITEM 2 - Management's Discussion and Analysis

Results of Operations

The Company principally derives its revenues from the sale of interactive voice response/voice processing services to Direct Sales Organizations. These customized voice-processing systems allow each member of a national or international sales organization a method by which the response from a large advertising campaign can be handled 24 hours a day and pertinent data
reported to their membership almost instantly.   The Company generally
requires its customers to establish a minimum account balance prior to receiving voice mail service. The Company recognizes revenues as services are rendered. Account balances in excess of services rendered are recorded as deferred revenue. Account balances without activity for 180 days are treated as revenue.

Effective April 1, 1997, the Company acquired 80% of the outstanding stock of One Plus Marketing, Inc. (the "Acquisition") for 5,837,503 shares of the Company's common stock. The Acquisition was accounted for as a reverse
acquisition in accordance with APB No. 16 "Business Combinations."   As such,
One Plus Marketing, Inc. is considered the "accounting acquiror." The historical financial statements prior to April 1, 1997 are those of One Plus Marketing, Inc.

Prior to April 1, 1997, One Plus was an S Corporation for tax purposes under provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the stockholder is taxed for the Company's taxable income. Therefore, no provision or liability for federal and state income taxes is reflected in the financial data for periods prior to April 1, 1997.


QUARTER ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

NET REVENUES. Net revenues decreased $38,612 or 5% from $835,790 for the quarter ended March 31, 1997. Revenues are primarily generated from the Company's interactive voice response products and services. The decrease in revenue is attributable to the change in the Company's subscriber base. As such, the Company is becoming less dependent on large direct sales organizations to supply its subscriber base.

COST OF SALES. Cost of sales decreased $122,064 or 23% from $528,834 for the quarter ended March 31, 1997. The cost of sales percentage to net revenues decreased from 63% to 51%, thus gross profit margin increased correspondingly. Cost of sales primarily represents the long distance minutes purchased to service the interactive voice response products and services. The Company purchases long distance minutes from a highly competitive service market. In late fourth quarter 1997, the Company was able to renegotiate its long distance per minute rate with its current service provider. The Company expects its interactive voice response gross profit percentage to increase in 1998 as a result of its affiliation with its long distance service provider.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $250,023 or 143% from $175,349 for the quarter ended March 31, 1997. The selling, general and administrative percentage to net revenues increased to 53% from 21%. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

OTHER EXPENSE (INCOME), NET. Other expense (income), net increased $8,777 from income of $4,475 for the quarter ended March 31, 1997. The primary reason for the increase was attributable to the Company's ability to obtain more favorable interest on investments held.

MINORITY INTEREST. Minority interest expense increased $27,007 from no activity for the quarter ended March 31, 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company.

NET INCOME. As a result of the foregoing, net income for the quarter ended March 31, 1997, decreased by $184,801 or 136% compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the quarter ended March 31, 1998, the Company generated net cash flows from operating activities of $86,216 as compared to $465,094 during the comparable three-month period ended 1997. Effective with the "reverse merger" acquisition of One Plus, the Company assumed an immediate increase in accounts payable and accrued expenses of $1,150,960. Cash from operations has been used to reduce these liabilities.

Cash Flows from Investing Activities

During the quarter ended March 31, 1998 and 1997, the Company used $17,298 and $33,053 for purchases of property and equipment related principally to support the Company's interactive voice response operations and corporate operations.

The Company's total budgeted capital expenditures, including acquisitions, are currently anticipated to be approximately $1.5 million during 1998 in connection with the purchase of strategic interactive voice response and prepaid phone card operations, the minority interest of One Plus and enhanced phone card computer system upgrades. The Company expects to fund these expenditures through equity financing and bank borrowings. Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities

The Company maintains a $100,000 secured revolving credit arrangement with a bank that bears interest at the bank's prime rate plus one percent (prime was 8.5% at March 31, 1998) and expires on May 24, 1998. The Company has pledged its assets as security for the existing indebtedness. At March 31, 1998, $99,951 of the credit arrangement available has been used by the Company. The Company is currently reviewing its short and long-term debt financing and expects to implement more favorable debt financing in the second quarter of 1998.

During the first quarter 1998, the Company recognized $72,662 in equity placement fees as it attempts to secure additional financing to support the Company's expansion.


IMPACT ON INFLATION

Management believes that the Company's results of operations are not dependent upon the levels of inflation.


FORM 10-QSB - PART II

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On April 8, 1998, the Company held an adjourned meeting, originally scheduled for March 28, 1998, of the annual stockholders' meeting. The stockholders were asked to cast votes on three items. First, the ratification of the acquisition of Channel Telecom Inc. Second, the proposed increase in authorized common stock from 12,500,000 shares to 25,000,000 shares. Third, the ratification of the proposed Board of Directors for the Company. The proposed Board of Directors consisted of the following:

Name                       New Director        Continuing Director
Rajan Arora                     X
Scott A. Beil                                           X
Ronald K. Mann                  X
David B. Parks                  X
Jeffrey S. Shier                X


6,842,403 shares were represented at the meeting. All 6,842,403 shares were voted "for" each matter voted on as mentioned above and no shares were voted "abstention" or "against" on any matter considered.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 27.0 - Financial Data Schedule

B. Reports on Form 8-K

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    HITCOM CORPORATION
                                                          (Registrant)


                                 By:	              /s/  DAVID B. PARKS
                                                        David B. Parks
                                              Executive Vice President,
                                               Chief Financial Officer,
                                      Corporate Secretary and Director

                               Date:                       May 7, 1998