Form 10QSB
period 1998-06-30
HITCOM CORP
filed 1998-08-14
CIK 1019157

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB


 	X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                   OR

     	  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT

        For the transition period from ________ to ________

                    Commission file number  001-13999

                           HITCOM CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware							                            87-0389677
     (State or Other Jurisdiction					              (IRS Employer
     of Incorporation or Organization)				          Identification No.)

     700 North Second Street, Third Floor				          63102
         St. Louis, Missouri         			            (Zip Code)
     (Address of Principal Executive Offices)

           Issuer's Telephone Number, Including Area Code (314)231-1000

     Check whether the issuer: (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 29, 1998 -


                      Class 	      Shares Outstanding
                   Common Stock         12,165,299

     Traditional Small Business Disclosure Format (check one):

     Yes 	       No   X



                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                  ASSETS


                                                            June 30, 1998
Current assets:

     Cash and cash equivalents  . . .  . . . . . . . . . . . . $172,642
     Accounts receivable-net of allowance
       for doubtful accounts of $14,299 . . . . . . .	. . . . . 409,810
     Prepaid expenses and other   . . . . . . . . . 	. . . . . . 16,873
     Total current assets  . . . .  . . . . . . . .	. . . . . . 599,325
     Property and equipment-net  . . . .  . . . . . . . . . . . 364,151
     Other assets . . . . . . . . . . . . . . . . . . . . . . . 134,735


              Total .  . . . . . . . . . . . . . . . . . . . $1,098,211


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                          June 30, 1998
Current liabilities:

     Current portion of long-term obligations  .  . . . . . .	. 127,033
     Accounts payable and accrued expenses. . . . . . . . .	. . 947,297
     Deferred revenue. .  . . . . . . . . . . . . . . . . . .	. 294,079
       Total current liabilities. . . . . . . . . . . . . . .	1,368,409


Long-term obligations, less current portion . . . . . . . . . . 269,488

Commitments and contingencies

Minority interest (NOTE 3). . . . . . . . . . . . . . .         186,452

Stockholders' equity (deficit):

     Preferred stock, $.001 par value-5,000,000 authorized;
       1,056,443 issued and outstanding. . . . . . . . . .        1,056
     Common stock, $.004 par value-25,000,000 authorized;
       12,172,549 issued; 12,165,299 outstanding. . . . . . . .  48,690
     Additional paid in capital . . . . . . . . . . . . . . .(1,172,425)
     Retained earnings . . . . . . . . . . . . . . . . . . .    416,337
     Treasury stock-at cost. . .  . . . . . . . . . . . . . . . (19,796)
     Total stockholders' equity (deficit). . . . . . . . . . . (726,138)


       Total . . . . . . . . . . . . . . . . . . . . . .     $1,098,211






               See accompanying notes to financial statements.


                    CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)




                            For the Three-month          For the Six-month
                           Period Ending June 30        Period Ending June 30
                           1998             1997        1998             1997
Net revenues . . . . $1,110,811         $944,768  $2,241,584       $1,780,558
Cost and expenses:
 Cost of sales . .      558,549          533,714   1,163,280        1,062,548
 Selling, general
 and administrative     479,272          348,553   1,022,368          523,902
  Total costs and
  expenses. .         1,037,821          882,267   2,185,648        1,586,450
Operating income. . . .  72,990           62,501      55,936          194,108
Other (income)
expense-net              10,951          (48,481)     (8,224)         (52,956)
Income before income tax
expense and minority
interest. . .  . . . . . 62,039          110,982      64,160          247,064
Income tax expense  . . .    --               --          --               --
Income before minority
interest. . . . .  . .	. 62,039          110,982      64,160          247,064
Minority interest	  . .  15,157           32,746      20,332           32,746
Net income. . . . . . . $46,882          $78,236     $43,828         $214,318



                 See accompanying notes to financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                           For the Three-month           For the Six-month
                          Period Ending June 30         Period Ending June 30
                          1998             1997         1998             1997
Cash flows from
operating
activities:
  Net income . . . .   $46,882          $78,236      $43,828         $214,318
  Adjustments
   to reconcile
   net income to
   net cash provided
   by operating
   activities:
   Depreciation and
   amortization . . .   32,567           25,562       56,308           38,669
   Minority interest
   in earnings of
   subsidiaries . . .   13,742           32,746       20,345           32,746
   Common stock
   issued for
   services
   rendered . . . .         --               --       20,156               --
   Changes in assets
   and liabilities:
    Accounts
    receivable-net	.   (12,835)          (1,634)     (77,836)        (212,500)
    Prepaid
    expenses and
    other . . . . .	.   (3,106)         (15,834)       2,052           24,205
    Other assets . .    22,037               --       43,804               50
    Accounts
    payable and
    accrued
    expenses  . . .   (200,988)        (663,109)    (104,268)        (258,619)
    Deferred
    revenue . .       (164,787)         (50,109)    (135,283)          32,082
      Net cash
      used in
      operating
      activities      (266,488)        (594,142)    (130,894)        (129,049)

Cash flows used
in investing
activities:
  Purchases of
  property and
  equipment . . .	     (25,786)         (3,271)      (52,321)         (36,325)
  Cost of net
  assets
  acquired . . . .          --           1,052        14,296            1,052
    Net cash used in
    investing
    activities  . . .  (25,786)         (2,219)      (38,025)         (35,273)

Cash flows used in
financing activities:
  Borrowings on debt
  obligations . . . .  370,682             --        372,293               --
  Payments on debt
  obligations . . .   (162,563)            --       (160,983)              --
  Payments on capital
  leases . . . . . . .  (3,891)            --         (6,002)              --
  Issuance
  of common stock       20,115             --         20,115               --
  Costs associated
  with equity
  placement .	. . .         --             --        (72,662)              --
  Repurchase of
  common stock . . . . . .  --         (9,712)            --           (9,712)
  Shareholder
  distributions . . . . .   --            --              --          (94,423)
    Net cash
    provided by
    (used in)
    financing
    activities . .     224,343         (9,712)       152,761         (104,135)
Net decrease in
cash and cash
equivalents .	. . .    (67,931)      (606,073)       (16,158)        (268,457)
Cash and cash
equivalents:
  Beginning of
  period               240,573        764,205        188,800          426,589
  End of
  period . . . .      $172,642       $158,132       $172,642         $158,132

Supplemental cash
flow disclosures:
Cash paid for
interest during
the period  . . .      $36,344         $3,367        $40,440           $5,602
Cash paid for
taxes during
the period . . . . . .	.   $--            $--            $--             $--




                   See accompanying notes to financial statements

FORM 10-QSB - PART I

ITEM 1 - Financial Statements  (continued)


HitCom Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1998

1. Basis of Presentation

The unaudited consolidated balance sheet of HitCom Corporation and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of earnings and cash flows for the three-month and six-month period ending June 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the nine-month period ended December 31, 1997. All amounts presented are in US dollars.

Effective April 1, 1997, the Company acquired 80% of the outstanding stock of One Plus Marketing, Inc. (the "Acquisition") for 5,837,503 shares of the Company's common stock. The Acquisition was accounted for as a reverse
acquisition in accordance with APB No. 16 "Business Combinations."   As such,
One Plus Marketing, Inc. ("One Plus") is considered the "accounting acquiror." The historical financial statements prior to April 1, 1997, are those of One Plus Marketing, Inc. (See Subsequent Events).

Prior to April 1, 1997, One Plus was an S Corporation for tax purposes under provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the stockholder is taxed for the company's taxable income. Therefore, no provision or liability for federal and state income taxes is reflected in the financial data for periods prior to April 1, 1997.

On May 28, 1998, the Company acquired 100% of the outstanding stock of Channel Telecom, Inc., ("Channel") headquartered in Toronto, Canada.
Channel is the fourth largest facility-based provider of prepaid calling cards in Canada. The transaction had been approved by the Company's Board of Directors and ratified at the Company's Annual Meeting of Shareholders.

Under the terms of the agreement, the Company exchanged 4,184,810 shares of Company common stock and $37,500 in cash for all of Channel's outstanding shares. The effective date of the transaction is January 1, 1998. The operating results of Channel have been presented in the financial statements as of January 1, 1998.

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

The details of earnings per share calculations for the quarter ending June 30, 1998, and 1997 are as follows:






                                               Weighted
                                               Average             Per Share
                              Income           Shares              Amount
1998
Earnings per share
of common stock-basic        $46,882          9,377,404                $0.01
Stock options, warrants
and preferred
stock equivalents                 --          1,030,075               ($0.01)
Earnings per share of
common stock - on
a fully diluted basis        $46,882         10,407,479                $0.00

1997
Earnings per
share of common
stock-basic                  $78,236          7,912,040                $0.01
Stock options,
warrants and preferred
stock equivalents                 --            313,836                   --
Earnings per
share of common
stock - on
fully diluted basis          $78,236          8,225,876                $0.01


The details of earnings per share calculations for the six-month period ending June 30, 1998, and 1997 are as follows:


                                               Weighted                   Per
                                                Average                 Share
                             Income              Shares                Amount

1998
Earnings per
share of common
stock - basic               $43,828           8,654,209                 $0.01
Stock options,
warrants and preferred
stock equivalents                --           1,030,075                ($0.01)
Earnings per
share of common
stock - on a fully
diluted basis               $43,828           9,684,284                 $0.00

1997

Earnings per
share of common
stock - basic              $214,318           3,956,020                 $0.05
Stock options,
warrants and preferred
stock equivalents                --             313,836                    --
Earnings per
share of common
stock - on
fully diluted basis         $214,318          4,269,856                 $0.05






3. Subsequent Events

On July 29, 1998, the Company purchased its 20% minority interest ($186,452) in One Plus Marketing, Inc. for $1.

4. Pro Forma Effects of Channel Acquisition

On May 28, 1998, the Company acquired 100% of the outstanding stock of Channel Telecom, Inc., ("Channel") headquartered in Toronto, Canada.

The following condensed financial summary reflects the pro forma effects of the acquisition effective from January 1, 1998 for the pro forma periods consistent with the reporting requirements for the quarter ending June 30, 1997 and the six-month period ending June 30, 1997 (amounts are stated in US dollars):


                           For the Three-month              For the Six-month
                                 Period Ending                  Period Ending
                                 June 30, 1997                  June 30, 1997

Revenues                            $1,256,185                    $2, 277,403
Cost of sales                          818,392                      1,497,555
Selling, general and
administrative                         370,024                        577,294
Net income                             $67,769                       $202,554


ITEM 2 - Management's Discussion and Analysis

Results of Operations

The Company principally derives its revenues from the sale of interactive voice response/voice processing services to Direct Sales Organizations and sale of prepaid phone calling cards. The Company offers customized interactive voice-processing systems allowing each member of a national or international sales organization a method by which the response from a large advertising campaign can be handled 24 hours a day and pertinent data
reported to their membership almost instantly.   The Company generally
requires its customers to establish a minimum account balance prior to receiving voice mail service. The Company recognizes revenues as services are rendered. Account balances in excess of services rendered are recorded as deferred revenue. Account balances without activity for 180 days are treated as revenue.

Effective April 1, 1997, the Company acquired 80% of the outstanding stock of One Plus Marketing, Inc. (the "Acquisition") for 5,837,503 shares of the Company's common stock. The Acquisition was accounted for as a reverse
acquisition in accordance with APB No. 16 "Business Combinations."   As such,
One Plus Marketing, Inc. is considered the "accounting acquiror." The historical financial statements prior to April 1, 1997 are those of One Plus Marketing, Inc. (See Subsequent Events).

Prior to April 1, 1997, One Plus was an S Corporation for tax purposes under provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the stockholder is taxed for the Company's taxable income. Therefore, no provision or liability for federal and state income taxes is reflected in the financial data for periods prior to April 1, 1997.

On May 28, 1998, the Company acquired 100% of the outstanding stock of Channel Telecom, Inc., ("Channel") headquartered in Toronto, Canada.
Channel is the fourth largest facility-based provider of prepaid calling cards in Canada. The transaction had been approved by the Company's Board of Directors and ratified at the Company's Annual Meeting of Shareholders.

Under the terms of the agreement, the Company exchanged 4,184,810 shares of Company common stock and $37,500 in cash for all of Channel's outstanding shares. The effective date of the transaction will be January 1, 1998. The operating results of Channel have been presented in the financial statements as of January 1, 1998.


QUARTER ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997


NET REVENUES. Net revenues increased $166,043 or 18% from $944,768 for the quarter ended June 30, 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards. The increase in revenue is primarily attributable to the acquisition of Channel effective January 1, 1998.

COST OF SALES. Cost of sales increased $24,835 or 5% from $533,714 for the quarter ended June 30, 1997. The cost of sales percentage to net revenues decreased from 57% to 50%, thus gross profit margin increased correspondingly. Cost of sales primarily represents the long distance minutes purchased to service the interactive voice response products and services along with the prepaid phone calling cards. The Company purchases long distance minutes from a highly competitive service market. In late fourth quarter 1997, the Company was able to renegotiate its long distance per minute rate with its current service provider. The Company expects its interactive voice response gross profit percentage to increase in 1998 as a result of its affiliation with its long distance service provider.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $130,719 or 38% from $348,553 for the quarter ended June 30, 1997. The selling, general and administrative percentage to net revenues increased to 43% from 37%. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

OTHER EXPENSE (INCOME), NET. Other expense (income), net decreased $59,432 from income of $48,481 for the quarter ended June 30, 1997. The primary reason for the drecrease was attributable to the forgiveness of certain payables due by the Company.

MINORITY INTEREST. Minority interest expense decreased $17,589 from $32,746 for the quarter ended June 30, 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. (See Subsequent Events).

NET INCOME. As a result of the foregoing, net income for the quarter ended June 30, 1998, decreased by $31,354 or 40% compared to the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the quarter ending June 30, 1998, the Company used cash flows from operating activities of $266,488 as compared to $594,142 during the comparable three-month period ending 1997. Effective with the "reverse merger" acquisition of One Plus, the Company assumed an immediate increase in accounts payable and accrued expenses of $1,150,960. Cash from operations has been used to reduce these liabilities.

Cash Flows from Investing Activities

During the quarter ending June 30, 1998 and 1997, the Company used $25,786 and $3,271 for purchases of property and equipment related principally to support the Company's operating and administrative operations.

The Company's total budgeted capital expenditures, including acquisitions, are currently anticipated to be approximately $1.5 million during 1998 in connection with the purchase of strategic interactive voice response and prepaid phone card operations, the minority interest of One Plus (see Subsequent Events) and enhanced phone card computer system upgrades. The Company expects to fund these expenditures through equity financing and bank borrowings. Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities

During the second quarter 1998, the Company restructured its existing credit facilities. The Company maintains two separate credit facilities making available $535,000 with a bank secured by the Company's major stockholder's stock that bears interest between bank's prime rate plus one-half percent (prime was 8.5% at June 30, 1998) and 9% and expires on May 1, 2001. At June 30, 1998, approximately $330,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997


NET REVENUES. Net revenues increased $461,026 or 26% from $1,780,558 for the six months ended June 30, 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards. The increase in revenue is primarily attributable to the acquisition of Channel effective January 1, 1998.

COST OF SALES. Cost of sales increased $100,732 or 10% from $1,062,548 for the six months ended June 30, 1997. The cost of sales percentage to net revenues decreased from 60% to 52%, thus gross profit margin increased correspondingly. Cost of sales primarily represents the long distance minutes purchased to service the interactive voice response products and services along with the prepaid phone calling cards. The Company purchases long distance minutes from a highly competitive service market. In late fourth quarter 1997, the Company was able to renegotiate its long distance per minute rate with its current service provider. The Company expects its interactive voice response gross profit percentage to increase in 1998 as a result of its affiliation with its long distance service provider.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $498,466 or 95% from $523,902 for the six months ended June 30, 1997. The selling, general and administrative percentage to net revenues increased to 46% from 29%. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

OTHER EXPENSE (INCOME), NET. Other expense (income), net decreased $44,732 from income of $52,956 for the six months ended June 30, 1997. The primary reason for the decrease was attributable to the forgiveness of certain payables due by the Company.

MINORITY INTEREST. Minority interest expense decreased $12,414 from $32,746 for the six months ended June 30, 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. (See Subsequent Events).

NET INCOME. As a result of the foregoing, net income for the six months ended June 30, 1998, decreased by $170,490 or 80% compared to the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the six-month period ended June 30, 1998, the Company used cash flows from operating activities of $130,894 as compared to $129,049 during the comparable six-month period ended 1997. Effective with the "reverse merger" acquisition of One Plus, the Company assumed an immediate increase in accounts payable and accrued expenses of $1,150,960. Cash from operations has been used to reduce these liabilities.

Cash Flows from Investing Activities

During the six-month period ended June 30, 1998 and 1997, the Company used $52,321 and $36,325 for purchases of property and equipment related principally to support the Company's operating and administrative operations.

The Company's total budgeted capital expenditures, including acquisitions, are currently anticipated to be approximately $1.5 million during 1998 in connection with the purchase of strategic interactive voice response and prepaid phone card operations, the minority interest of One Plus (see Subsequent Events) and enhanced phone card computer system upgrades. The Company expects to fund these expenditures through equity financing and bank borrowings. Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting telecommunication businesses.


Cash Flows from Financing Activities

During the second quarter 1998, the Company restructured its existing credit facilities. The Company maintains two separate credit facilities making available $535,000 with a bank secured by the Company's major stockholder's stock that bears interest between bank's prime rate plus one-half percent (prime was 8.5% at June 30, 1998) and 9% and expires on May 1, 2001. At June 30, 1998, approximately $330,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

    A. Exhibits

       Exhibit 27.0 - Financial Data Schedule

    B. Reports on Form 8-K

       None




SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         HITCOM CORPORATION
                                                                (Registrant)



                                       By:	              /s/  DAVID B. PARKS
                                                              David B. Parks
                                                    Executive Vice President,
                                                     Chief Financial Officer,
                                             Corporate Secretary and Director

                                     Date:                 		   July 31, 1998