Form 10QSB
period 1998-09-30
HITCOM CORP
filed 1998-11-13
CIK 1019157

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 30, 1998 -

         Class		                                     Shares Outstanding
      Common Stock                                       12,167,296

Traditional Small Business Disclosure Format (check one):

Yes 	  No   X



                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)


                                  ASSETS


                                                            September 30, 1998
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . .	.      $ 44,334
  Accounts receivable-net of allowance
  for doubtful accounts of $9,122 . . . . . . . .	. . . . . . .447,212
  Prepaid expenses and other  . . . . . . . . . . . . 	. . . .  16,255
  Total current assets  . . . . . . . . . . . . .	. . . . . . .507,801
  Property and equipment-net  . . . . . . . . . . . . . .	. . .337,946
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . 120,830


    Total  . . . . . . . . . . . . . . . . . . . . . . . . $   966,577


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                            September 30, 1998
Current liabilities:

  Current portion of long-term obligations  . . . . . . .  $   139,906
  Accounts payable and accrued expenses. . . . . . . . .	.     878,534
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .301,702
    Total current liabilities. . . . . . . . . . . . . . . . 1,320,142


Long-term obligations, less current portion . . . . . . .      246,180




Stockholders' equity (deficit):
  Preferred stock, $.001 par value-5,000,000
    authorized; 1,054,443 issued and
	   outstanding. . . . . . . . . . . . . . . . . . . . . . . . . 1,054
  Common stock, $.004 par value-25,000,000
    authorized; 12,174,546 issued; 12,167,296
    outstanding. . . . . . . . . . . . . . . . . . . . . . . .  48,698
  Additional paid in capital . . . . . . . . . . . . . . . . .(985,979)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .356,278
  Treasury stock-at cost. . . . . . . . . . . . . . . . . . . .(19,796)
    Total stockholders' equity (deficit). . . . . . . . . . . (599,745)


      Total . . . . . . . . . . . . . . . . . . . . . . . .$   966,577








                 See accompanying notes to financial statements.


                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)




                                  For the Three-month       For the Nine-month
                                  Period Ending             Period Ending
                                  September 30              September 30

                                     1998       1997        1998         1997
Net revenues. . . . . . . . . . .$928,981   $845,162  $3,089,047   $2,625,720
Cost and expenses:
 Cost of sales. . . . . . . . . . 589,076    481,070   1,648,071    1,528,325
 Selling, general
 and administrative               332,785    381,179   1,140,453      852,807
  Total costs and expenses. . . . 921,861    862,249   2,788,524    2,381,132
Operating income (loss)
   before interest,
   depreciation and amortization .  7,120    (17,087)    300,523      244,588
 Interest expense. . . . . . . . .  8,230      4,234      27,625        8,896
 Depreciation and amortization . . 25,738     21,213      86,628       59,882
Operating income(loss) . . . . . .(26,848)   (42,534)    186,270      175,810
Other (income) expense-net . . . .  9,581         --       6,214      (52,956)
Loss on discontinued operations. . 25,397     47,523     177,723       71,759
Income (loss) before
   income tax expense
   and minority interest. . . . . (61,826)   (90,057)      2,333      157,007
Income tax expense  . . . . . . .      --         --          --           --
Income before minority interest . (61,826)   (90,057)      2,333      157,007
Minority interest	  . . . . . . .      --     12,672      20,332       45,418
Net income (loss) . . . . . . . .$(61,826) $(102,729)   $(17,999)  $  111,589



                  See accompanying notes to financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                  For the Three-month       For the Nine-month
                                  Period Ending             Period Ending
                                  September 30              September 30

                                     1998       1997          1998       1997
Cash flows from operating activities:
 Net income (loss). . . . . . . $ (61,826) $(102,729)    $ (17,999)  $111,589
 Adjustments to reconcile
   net income (loss) to
   net cash provided by
   (used in) operating activities:
   Depreciation and amortization . 25,738     21,213        86,628     59,882
   Minority interest in earnings
     of subsidiaries . . . . . . .     --     12,672        20,345     45,418
   Common stock issued for
     services rendered . . . . . .     --         --        20,156         --
   Foreign currency translation  .  1,768         --         1,768         --
   Changes in assets and
     liabilities:
     Accounts receivable-net	. . .(37,402)   127,456      (115,238)   (85,044)
     Prepaid expenses and other. .    618     23,591         2,670     47,796
     Other assets. . . . . . . . . 11,614    (12,534)       50,836    (12,484)
     Accounts payable and accrued
       expenses  . . . . . . . . .(68,764)  (101,308)     (173,031)  (359,927)
     Deferred revenue. . . . . . .  7,623     64,448      (127,660)    96,530
       Net cash provided by
       (used in) operating
       activities  . . . . . . . (120,631)    32,809      (251,525)   (96,240)


Cash flows provided by (used in)
 investing activities:
 Purchases of property
   and equipment . . .	. . . . .    2,758    (17,506)      (49,563)   (53,831)
 Net assets acquired . . . . . .       --         --        14,296      1,052
       Net cash provided by
       (used in)investing
       activities  . . . . . . .    2,758    (17,506)      (35,267)   (52,779)


Cash flows provided by (used in)
 financing activities:
 Borrowings on debt
 obligations . . . . . . . .	. .   17,407         --       392,445         --
 Payments on debt
 obligations . . . . . . . . .	.  (17,943)        --      (181,671)        --
 Payments on capital leases. . .   (9,899)        --       (15,901)        --
 Issuance of common stock  . . .       --         --        20,115         --
 Costs associated with
 equity placement. . . . . . . .       --         --       (72,662)        --
 Repurchase of common stock. . .       --         --            --     (9,712)
 Shareholder distributions . . .       --         --            --    (94,423)
       Net cash provided by
       (used in) financing
       activities. . . . . . . .  (10,435)        --       142,326   (104,135)
Net increase (decrease)
 in cash and cash equivalents. . (128,308)    15,303      (144,466)  (253,154)
Cash and cash equivalents:
 Beginning of period . . . . . .  172,642    158,132       188,800    426,589
 End of period . . . . . . . . .$  44,334   $173,435     $  44,334   $173,435


Supplemental cash flow disclosures:
Cash paid for interest
during the period  . . . .	. . .  $ 8,115    $ 2,337      $ 48,555    $ 7,939
Cash paid for taxes
during the period. . . . . . . .  $  --      $  --         $  --      $  --







                 See accompanying notes to financial statements



FORM 10-QSB - PART I

ITEM 1 - Financial Statements  (continued)


HitCom Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1998

1. Basis of Presentation

The unaudited consolidated balance sheet of HitCom Corporation and Subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of earnings and cash flows for the three-month and nine-month period ending September 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the nine-month period ended December 31, 1997. All amounts presented are in US dollars.

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

On August 10, 1998, the Company purchased the remaining 20% minority interest in One Plus Marketing, Inc. that it did not already own for $1.

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

The details of earnings per share calculations for the quarter ending September 30, 1998, and 1997 are as follows:


                                                          Weighted      Per
                                                          Average       Share
                                            Income        Shares        Amount
1998
Earnings per share of
common stock - basic                      $(61,826)    12,174,546      $(0.01)
Stock options,
warrants and preferred stock
equivalents                                     --            n/a          n/a
Earnings per share of
common stock - on a fully
diluted basis                             $(61,826)    12,174,546      $(0.01)


1997
Earnings per share of
common stock - basic                     $(102,729)     7,920,264      $(0.01)
Stock options,
warrants and preferred stock
equivalents                                     --            n/a          n/a
Earnings per share of
common stock - on fully
diluted basis                            $(102,729)     7,920,264      $(0.01)


The details of earnings per share calculations for the nine-month period ending September 30, 1998, and 1997 are as follows:



                                                           Weighted     Per
                                                           Average      Share
                                             Income        Shares       Amount
1998
Earnings per share of
common stock - basic                       $(17,999)     9,827,655      $0.00
Stock options, warrants
and preferred stock equivalents                  --            n/a        n/a
Earnings per share of
common stock - on a fully
diluted basis                              $(17,999)     9,827,655      $0.00


1997
Earnings per share
of common stock - basic                    $111,589      5,280,176      $0.02
Stock options, warrants
and preferred stock equivalents                  --        313,836         --
Earnings per share
of common stock - on fully
diluted basis                              $111,589      5,594,012      $0.02



3. Subsequent Event

On October 1, 1998, the Company issued Convertible Debentures totaling $510,000 in aggregate principal amount with interest at 8% per annum payable semiannually. The Debentures are scheduled to mature on October 1, 2003.

4. Acquisition of Minority Interest in Subsidiary

On August 10, 1998, the company purchased the remaining 20% minority interest in One Plus Marketing, Inc. that it did not already own for $1.

5. Pro Forma Effects of Channel Acquisition

On May 28, 1998, the Company acquired 100% of the outstanding stock of Channel Telecom, Inc., ("Channel") headquartered in Toronto, Canada.

The following condensed financial summary reflects the pro forma effects of the acquisition effective from January 1, 1998 for the pro forma periods consistent with the reporting requirements for the quarter ending September 30, 1997 and the nine-month period ending September 30, 1997 (amounts are stated in US dollars):


                                      For the Three-month   For the Nine-month
                                      Period Ending         Period Ending
                                      September 30, 1997    September 30, 1997
Revenues. . . . . . . . . . . . . . . $1,344,042            $3,623,928
Cost of sales . . . . . . . . . . . . . .871,915             2,371,645
Selling, general and administrative . . .569,738             1,147,397
Net income. . . . . . . . . . . . . . .$ (97,611)            $ 104,886


ITEM 2 - Management's Discussion and Analysis

Results of Operations

The Company principally derives its revenues from the sale of interactive voice response/voice processing services to Direct Sales Organizations and the sale of prepaid phone calling cards. The Company offers customized interactive voice-processing systems allowing each member of a national or international sales organization a method by which the response from a large advertising campaign can be handled 24 hours a day and pertinent data
reported to their membership almost instantly.   The Company generally
requires its customers to establish a minimum account balance prior to receiving voice mail service. The Company recognizes revenues as services are rendered. Account balances in excess of services rendered are recorded as deferred revenue. Account balances without activity for 180 days are treated as revenue.

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

On August 10, 1998, the Company purchased the remaining 20% minority interest in One Plus Marketing, Inc. that it did not already own for $1.

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


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997


NET REVENUES. Net revenues increased $83,819 or 10% from $845,162 for the quarter ended September 30, 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards. The increase in revenue is primarily attributable to the acquisition of Channel effective January 1, 1998.

COST OF SALES. Cost of sales increased $108,006 or 22% from $481,070 for the quarter ended September 30, 1997. The cost of sales percentage to net revenues increased from 57% to 63%, thus gross profit margin decreased correspondingly. Cost of sales primarily represents the long distance minutes purchased to service the interactive voice response products and services along with the prepaid phone calling cards. The Company purchases long distance minutes from a highly competitive service market.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $48,394 or 13% from $381,179 for the quarter ended September 30, 1997. The selling, general and administrative percentage to net revenues decreased to 36% from 45%. The primary reason for the decrease is attributable to the reduced costs of administrative support functions.

OPERATING INCOME (LOSS). Operating income (loss) decreased $15,686 or 37% from $(42,534) for the quarter ended September 30, 1997. Operating income (loss) before interest, depreciation and amortization decreased $24,207 or 142% from $(17,087) for the quarter ended September 30, 1997.

OTHER EXPENSE (INCOME), NET. Other expense (income), net increased $9,581 from $0 for the quarter ended September 30, 1997.

LOSS ON DISCONTINUED OPERATIONS. On August 15, 1998 the Company discontinued the operations of its Internet service division. This division focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The direct expenses (income), net from these operations are $25,397 and $47,523 for the quarter ended September 30, 1998 and 1997, respectively.

MINORITY INTEREST. Minority interest expense decreased $12,672 from $12,672 for the quarter ended September 30, 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. The minority interest was acquired by the Company on August 10, 1998 for $1.

NET INCOME. As a result of the foregoing, net loss for the quarter ended September 30, 1998, decreased by $40,903 or 40% compared to the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the quarter ending September 30, 1998, the Company used cash flows from operating activities of $120,631 as compared to $(32,809) during the comparable three-month period ending 1997. Effective with the "reverse merger" acquisition of One Plus, the Company assumed an immediate increase in accounts payable and accrued expenses of $1,150,960. Cash from operations has been used to reduce these liabilities.

Cash Flows from Investing Activities

During the quarter ending September 30, 1998 and 1997, the Company used ($2,758) and $17,506 for purchases of property and equipment related principally to support the Company's operating and administrative operations.

The Company's total budgeted capital expenditures, including acquisitions, are currently anticipated to be approximately $300,000 during 1998 in connection with the purchase of strategic interactive voice response and prepaid phone card operations and enhanced phone card computer system upgrades. The Company expects to fund these expenditures through equity financing and bank borrowings. Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, availability of capital or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities

During the second quarter 1998, the Company restructured its existing credit facilities. The Company maintains two separate credit facilities making available $535,000 with a bank secured by the Company's major stockholder's stock that bears interest between bank's prime rate plus one-half percent (prime was 8.5% at September 30, 1998) and 9% and expires on May 1, 2001. At September 30, 1998, approximately $310,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997


NET REVENUES. Net revenues increased $463,327 or 17% from $2,625,720 for the nine months ended September 30, 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards. The increase in revenue is primarily attributable to the acquisition of Channel effective January 1, 1998.

COST OF SALES. Cost of sales increased $119,746 or 8% from $1,528,325 for the nine months ended September 30, 1997. The cost of sales percentage to net revenues decreased from 58% to 53%, thus gross profit margin increased correspondingly. Cost of sales primarily represents the long distance minutes purchased to service the interactive voice response products and services along with the prepaid phone calling cards. The Company purchases long distance minutes from a highly competitive service market.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $287,646 or 34% from $852,807 for the nine months ended September 30, 1997. The selling, general and administrative percentage to net revenues increased to 37% from 32%. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

OPERATING INCOME (LOSS). Operating income (loss) increased $10,460 or 6% from $175,810 for the nine months ended September 30, 1997. Operating income (loss) before interest, depreciation and amortization increased $55,935 or 23% from $244,588 for the nine months ended September 30, 1997.

OTHER EXPENSE (INCOME), NET. Other expense (income), net decreased $59,170 from income of $52,596 for the nine months ended September 30, 1997. The primary reason for the decrease was attributable to the forgiveness of certain payables due by the Company.

LOSS ON DISCONTINUED OPERATIONS. On August 15, 1998 the Company discontinued the operations of its Internet service division. This division focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The direct expenses (income), net from these operations are $177,723 and $71,759 for the nine months ended September 30, 1998 and 1997, respectively.

MINORITY INTEREST. Minority interest expense decreased $25,086 from $45,418 for the nine months ended September 30, 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. The minority interest was acquired by the Company on August 10, 1998 for $1.

NET INCOME. As a result of the foregoing, net income for the nine months ended September 30, 1998, decreased by $129,588 or 116% compared to the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the nine-month period ended September 30, 1998, the Company used cash flows from operating activities of $251,525 as compared to $96,240 during the comparable nine-month period ended 1997. Effective with the "reverse merger" acquisition of One Plus, the Company assumed an immediate increase in accounts payable and accrued expenses of $1,150,960. Cash from operations has been used to reduce these liabilities.

Cash Flows from Investing Activities

During the nine-month period ended September 30, 1998 and 1997, the Company used $49,563 and $53,831 for purchases of property and equipment related principally to support the Company's operating and administrative operations.

The Company's total budgeted capital expenditures, including acquisitions, are currently anticipated to be approximately $300,000 during 1998 in connection with the purchase of strategic interactive voice response and prepaid phone card operations and enhanced phone card computer system upgrades. The Company expects to fund these expenditures through equity financing and bank borrowings. Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, availability of capital or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities

During the second quarter 1998, the Company restructured its existing credit facilities. The Company maintains two separate credit facilities making available $535,000 with a bank secured by the Company's major stockholder's stock that bears interest between bank's prime rate plus one-half percent (prime was 8.5% at September 30, 1998) and 9% and expires on May 1, 2001.
At September 30, 1998, approximately $310,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.

During the first quarter 1998, the Company recognized $72,662 in equity placement fees as it attempts to secure additional financing to support the Company's expansion.


IMPACT ON INFLATION

Management believes that the Company's results of operations are not dependent upon the levels of inflation.


ITEM 3 - Quantitative and Qualitative Disclosures  About Market Risk

Not  applicable


FORM 10-QSB - PART II

Item 1 - Legal Proceedings

The Company is involved in legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition or results of operations.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On August 10, 1998, registrant acquired from Scott A. Beil, its Chairman, the remaining 20% of the stock of One Plus Marketing, Inc. not already owned by the Company for $1.00 with the result that One Plus Marketing, Inc. became a wholly-owned subsidiary of registrant. In connection with that transaction, Mr. Beil agreed to abstain from voting 1,800,000 shares of the 5,837,012 shares of registrant's common stock owned by him for a two year period commencing on August 11, 1998. In a related transaction, Rajan Arora, registrant's
President and a director, and Jeffrey A. Shier, a Vice President and director of registrant, agreed to forgive aggregate indebtedness of $137,500 owed them by registrant in connection with the registrant's acquisition from them of the stock of Channel Telecom, Inc.

Item 6 - Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 10.4 - Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1998 regarding forgiveness of indebtedness.

Exhibit 10.5 - Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1998 regarding 20% minority interest in One Plus Marketing, Inc.

Exhibit 10.6 - Letter agreement between registrant and Scott A. Beil dated August 11, 1998 regarding voting of stock in registrant.

Exhibit 27.0 - Financial  Data Schedule

B. Reports on Form 8-K

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HITCOM CORPORATION
                                           (Registrant)


                                            By:	              /s/  RAJAN ARORA