Form 10KSB
period 1998-12-31
HITCOM CORP
filed 1999-05-28
CIK 1019157

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-KSB


[X]Annual report under Section 13 or 15(d)of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998.

[ ]Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934, FOR THE TRANSITION PERIOD FROM _______ to ________

                        Commission file number 001-13999

                               HITCOM CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                 87-0389677
      (State or Other Jurisdiction                      (IRS Employer
     of Incorporation or Organization)                Identification No.)

      700 North Second Street,
     Third Floor, St. Louis, Missouri                          63102
      (Address of Principal Executive Offices)               (Zip Code)

          Issuer's Telephone Number, Including Area Code (314) 231-1000

          Securities registered under Section 12(b)of the Exchange Act:

                                                        Name of Each Exchange
         Title of Each Class                             On Which Registered
                  (None)                                       (None)

         Securities registered under Section 12(g) of the Exchange Act:

                                                     Common Stock
                                                   (Title of Class)
      Check  whether the issuer:  (1) filed all reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ ]                 No [X]


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registerant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]


      State issuer's revenues for its most recent fiscal year:    $3,683,354


      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of April 30, 1999:

                          Class                      Shares Outstanding
                      Common Stock                        12,328,221


      Traditional Small Business Disclosure Format (check one):
      Yes[ ]                  No [X]

PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

Business Development

HitCom Corporation ("Hitcom" or the "Company") was established in 1993 and incorporated in 1995 under the laws of the state of Missouri as an online/Internet publisher of city-specific news and information resources that combined three areas of traditional local reference: i) Local Yellow Pages, ii) Local news and iii) City information.

The Company was acquired by Royal Oak Resources ("Royal") an OTC Bulletin Board company in 1995 through a reverse merger. Royal was incorporated under the laws of the state of Utah in 1982. Following the acquisition, HitCom was reincorporated under the laws of the state of Delaware. The operating activities of Royal were not material in HitCom's operating activities.

One Plus Marketing Inc.
HitCom acquired 80% of One Plus Marketing Inc. ("One Plus"), an interactive voice response company, effective April 1, 1997 for approximately 5.8 million shares of common stock. The acquisition was treated for accounting purposes as a reverse merger, resulting in One Plus becoming the accounting acquiror and the operating activities of the acquiror are presented for historical purposes.

The remaining 20% minority interest in One Plus reverted back to HitCom effective August 1, 1998.

Channel Telecom, Inc.
Effective May 31, 1998, HitCom acquired Channel Telecom Inc. ("Channel"), a prepaid telecommunication services Company based in Canada. This acquisition expanded the Company's services and provided access to the Canadian marketplace. HitCom issued 3,975,570 in shares of Common stock and $37,500 in cash for all of the outstanding stock of Channel. HitCom issued a further 309,240 in shares of Common Stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. HitCom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since the effective date of acquisition.

Channel owns a 50% interest in Sussex Service Bureau Inc., 1218396 Ontario Ltd. ("Sussex"). Sussex provides Channel calling card technical functionality through the processing of prepaid phone card activity via an offsite telephone switch.


Business of Issuer

Today, the Company is engaged in the following products and services:

- Interactive Voice Response/Voice Processing Services offered through its subsidiary One Plus
- Prepaid telecommunication services offered through its subsidiary Channel


Interactive Voice Response (IVR) /Voice Processing Services
Interactive Voice Response (IVR) includes a variety of voice processing and messaging services. IVR allows a user to access, store and carry out transactions by using his voice or the keypad of a touch tone telephone. HitCom, through it's operating subsidiary One Plus offers the following IVR services:

800Link(TM)
800Link(TM) is an IVR / Voice Processing Platform for several Direct Sales Organizations (DSO's) in the United States. DSO's use the Company's 800Link(TM) to provide advertising support and communication services to their participants. The basic service includes up to a 5 minute greeting time, holding up to 40 messages with a 14 day storage time and personal security code for retrieving messages. Each call is time and date stamped with caller ID. Customers have online account status with monthly billing providing usage detail and balance information

For an additional fee, other features can be added to an 800Link(TM) account. They include calling card capabilities, call forwarding, automated attendant, extended greeting time (up to 30 minutes), group broadcasting (broadcast the same message to a specified group), call rotation (allows one incoming number to be rotated evenly to a group), fax back, fax on demand, and fax broadcast (allows broadcast faxing to a list of fax numbers almost instantly).

GAP Lines
The GAP lines allow subscribers to pre-record a message that their clients and prospects can access using an 800 number and a Personal Identification Number ("PIN") to listen to the message.

Custom IVR Applications
One Plus develops custom IVR application for virtually any situation. For instance:
-Automated  online  surveys  (allows a caller to complete a survey using the telephone)
-Automated locator service- allows a caller to find the location nearest to them -Automated payment systems

All of the Company's IVR services are marketed through One Plus. The marketing effort consists of nationally placed advertisements that attract prospects to obtain the Company's 800Link(TM) services. The majority of new business is still generated through referral in the US and Canada. One Plus markets 800Link(TM) service to small businesses and DSOs.


Prepaid Telecommunication Services

Overview
Channel provides long distance services to consumer through Prepaid Cards ("Channel Cards"), primarily under the following brand names: Phone Cash, Phone Saver and Phone Pass. Channel Cards provide consumers a single point of access to convenient, easy to use, cost-effective telecommunications products and services at a fixed rate charge per minute regardless of the time of day. Channel Cards enable consumers to place local, long distance and international calls from touch-tone phones, without the need for cash, operator assistance, collect or other third party billed calls. Consumers can use the Channel Cards to place international long distance calls from the US and Canada to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by the major telecommunication carriers such as Bell Canada, Sprint and AT&T or the rate charged for a direct call from a payphone or hotel room.

Consumers access the services of the Channel Cards by dialing a local number or toll-free number and entering a PIN printed on the back of the card. The system provides explanation to the services including the time remaining on the card.

Sales and Marketing
Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities. Therefore, Channel's primary marketing and distribution focus is to target independent convenience stores serving ethnic communities and alternative distribution channels, which includes tour and travel, and vending machines. Channel is refining its retail sales and marketing program to increase penetration of major national and regional retailers such as department stores, mass merchandisers, office superstores and consumer electronics retailers, which the Company had not aggressively targeted. The opportunity to increase the penetration into these retail areas provides excellent growth opportunities.

Channel markets its cards primarily through in-house sale sales agents and distributors to the retail stores. Channel believes that its Channel Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. Channel Card rates are set to attract new customers and to retain its existing customers. While Channel's rates to specific domestic and international destinations are often more attractive to customers than the rates of the primary carriers, Channel does not, as a policy, fix its rates at a discount to the rates charged by the primary carriers, or at a discount to the rates charged by other carriers. Channel has used its significant retail international traffic to negotiate very competitive rates for international termination. Cards are available in $10, $20, $30, $50, and $100 denominations.

Channel Card Recharge:
Consumers can Recharge their Channel Prepaid Card to increase the number of minutes available on the Card without purchasing a new Channel Card by using a major credit card. Recharge enables Channel to make direct sales to consumers, and to create brand loyalty. Currently, the Channel Card can only be recharged by calling Channel's customer service department. In 1999, the Company plans to introduce an on-line recharge system whereby the consumer can recharge the card over the internet or telephone.

Custom Cards:
Channel has created customized prepaid phone cards for resale or promotional/institutional use. Custom cards can carry a company image and logo, product imaging, or any custom design or text desired. Channel can assist and provide turnkey custom service and advice including market planning, card design and development, card manufacturing, inventory tracking and fulfillment, and production of point-of-sale marketing material available including posters, brochures and displays. Custom voice prompts can be implemented so that customized company or product messages can be used to greet card users and additional options can be implemented which allow card users access to other information about a company or product.


Internet Connectivity Services

HitCom marketed an Internet connectivity service to commercial accounts in the St. Louis, Missouri market until August 1998. The internet connectivity was provided using Cisco 7513 router and a direct ATM/ fiber optic connection to the Internet. The Company's internet services were introduced to the St. Louis market in 1997.

In the third quarter of 1998, HitCom sold the customer list of this business for $30,000 and is currently in the process of selling the related hardware including the Cisco 7513 router. This segment is shown on the consolidated financial statements as discontinued operations.


HitCom Customer Service

HitCom believes that effective and convenient customer service is essential to attracting and retaining consumers. HitCom maintains two customer service centres: i) St.Louis, Missouri, USA serving the IVR customers; and ii) Toronto, Ontario, Canada serving the Prepaid Card customers. The customer service departments are responsible for increasing the prepaid amount on the customer service through a major credit card, assisting consumers in using HitCom's services, answering questions about usage and resolving billing related issues and any technical problems. HitCom provides on-line customer support that is available 24 hours a day, 7 days a week, at the touch of a button. Customer service representatives can access detailed usage records through HitCom's systems in order to answer efficiently consumers' questions or resolve consumers' concerns. In addition, HitCom can identify calling activity by originating or destination phone numbers.


Internet Protocol (IP) Telephony Related Services

IP Telephony represents the routing of voice and data traffic through the Internet. IP telephony is now in its infancy but, by all indications, will quickly become a major factor in the telecommunications industry. IP telephony is the convergence of CTI (Computer Telephony Integration) with the Internet. CTI represents the integration of computers and telecommunication functions. Computers with specialized software and hardware are used to route phone calls, handle messages, etc. The resulting products and services enhance both the telephony and computer environments and also create new hybrid applications. A sampling of existing CTI technologies and applications include intelligent PBXs (Private Branch Exchanges), IVR (Interactive Voice Response), ACDs (Automatic Call Distribution centers), fax servers, voice mail and messaging, cellular phone services, modems and ISDN.

The Company is looking at expanding its technology platforms to support an aggressive internal growth plan and attract additional strategic acquisitions to offer new IP telephony driven services.



Industry Overview

Telecommunications Industry Overview
Telecommunications is a complex, rapidly evolving $200 billion industry affecting every aspect of our lives. Telecommunications no longer refers only to local and long distance telephone communications. Instead, the industry is now made up of everything from cellular and satellite or "wireless" communications to interactive voice and voice mail messaging; from data transmission, including fax, to voice and video conferencing; and from Internet and intranet connectivity to cable television. That's just today. The industry is currently experiencing an unprecedented introduction of new and enhanced communication technology and services.

The way these services are purchased is changing as well. Not that long ago, only select groups were able to benefit from the latest communication advancements and conveniences available. Today, people from every social economic background are familiar with local and international communications services and technologies. As a result, prepaid phone cards, prepaid cellular and even prepaid dial tone have witnessed explosive acceptance and growth.

In the decade since the mid-1980's, divestiture, deregulation and the advent of computer telephony integration (CTI) have "reopened" a virtually monopolized industry to promote unparalleled competition and expansion. Now, in addition to the major players - AT&T, MCI, Sprint and WorldCom - other companies, like HitCom, are able to successfully compete and thrive by developing new technologies and pursuing niche markets and opportunities.

By focusing and building upon the products and services that employ computer telephony, the Company has been able to take advantage of the enormous demand for alternative and specialized providers and services.


Prepaid Phone Cards Market Overview
The growth of the prepaid phone card market has been extraordinary. According to industry research, the US market was about $500,000 in 1992 and grew to $500 million by 1994. In 1996, the U.S. prepaid calling card market surpassed the billion-dollar mark, exceeding all expectations of industry and analysts. A report released in early 1997 by Atlantic-ACM, a Boston-based market research firm that tracks the telecommunications industry, predicted the sales of prepaid cards would reach $2.5 billion by the millenium. Later in 1997, due to unanticipated sales growth within the retail segment, Atlantic-ACM increased its long-term forecast by more than 50%. The research firm now estimates overall revenues for prepaid phone cards to be $4.3 billion by 2001. The shift from promotional use to retail as well as the changing user demographics clearly indicates that phone cards are now a well established and accepted consumer product in North America.

There are primarily two types of prepaid card issuers. Switch-based, those who have their own platforms and non-switch-based, those who market the cards and outsource their network needs to switch-based companies that resell prepaid phone card network services through its own service bureau. The Company is a switch-based card issuer.


Telecommunication Regulation
Canada is going through the final phases of deregulation in the telecommunications industry. There are two specific areas of deregulation which occurred in 1998 and have created new opportunities in the phone card industry: swipe access functionality and elimination of Teleglobe's (Canada's licensed company with exclusivity to carry international voice traffic) monopoly on overseas long distance services. Until late 1997, Bell Canada and the Stentor Alliance had a monopoly on "swipe" access. Channel obtained swipe functionality on its cards in 1998, allowing the Channel Cards to be swiped on any of Bell Canada's pay phones (approximately 70,000) eliminating the user having to enter the 1-800# and their PIN#. As per the CRTC (Canada's governing telecom regulator) ruling in 1998, Teleglobe's monopoly on overseas long distance services was eliminated. This is driving down the price of overseas long distance in Canada to be more in line with the U.S. Lower pricing will increase volume and create short-term arbitrage opportunities for companies. The Company expects to be positioned to take full marketing advantage during this time period.

The Company's IVR services in USA is not subject to specific industry regulation.

Switch Platform Services

As the telecommunications industry and product offerings have changed, so have the networks that process the communication. Until recently, telecommunication companies used massive switch networks that could perform the more routine, and most needed services predominantly connecting one caller with another caller. However, with the influx of new services - voice, data, fax, video, conferencing, etc. - more sophisticated and flexible switching technology is required.

HitCom's services are delivered through PC-based switching, application and database access software running on Company owned call-switching platforms. At December 31, 1998, the Company was operating on PC based switches only. The Company has two Excel(R) switches, an LNX 2000 and EXS-1000 which are expected to be activated in 1999. The Excel(R) LNX 2000 switch is expected to go live in second quarter 1999 providing voice conferencing services for One Plus customers. The Excel(R) EXS-1000 will be used for the prepaid card services and is also expected to be live in second quarter 1999. The new EXS-1000 switch will provide significant increase in call volume capacity over the current PC-based switch. However, of greater significance, the new switch has the capability to utilize significantly more long distance carriers thereby resulting in greater choice in optimizing least cost routing which should decrease the Company's cost of services and correspondingly increase gross margin.


Personnel

Currently, the Company, including Channel employs approximately 35 people including managerial, administration, technical and sales personnel.


Competition

The Company's strategy is to seek to gain a competitive advantage by continuing to develop unique and innovative services for its subscribers.

The market for the Company's services is intensely competitive. Many of the Company's competitors in this market are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than the Company. Competitors include Premiere Technologies Inc., Smartalk Teleservices, RSL Telecom, Teleglobe Canada and Bell Canada. The Company has developed and continues to expand its own distribution network to gain a competitive advantage by ensuring the development of its product line and the growth of brand loyalty.

The Company expects that the telecommunication services market will continue to attract new competitors and new technologies, possibly offering alternative technologies that are more sophisticated and cost effective than the Company's current technology. The Company intends to minimize the likelihood of this by devoting resources to develop new, more efficient and cost-effective services.

In general, the Company does not have the right, contractually or otherwise, to prevent its subscribers from changing to a competing service provider, and the Company's subscribers may terminate their service with the Company at will.


Risk Factors

Risks Relating to the Prepaid Card Business
The Prepaid Card business in general has a number of inherent risks, which can be summarized to include the following: (a) the increased penetration into the market by competitive Prepaid Card vendors, including those that are substantially larger than HitCom, (b) the relatively low barriers to entry for Prepaid Card operators, (c) the price-sensitive nature of consumer demand resulting in relative lack of customer loyalty to any particular Prepaid Card company. These inherent risks could place downward pressure on industry wide Prepaid Card pricing.

Rapid Technological Change in the Telecommunication Market
The telecommunication market is characterized by rapid technological change, new product and service introduction, new sales channels and evolving industry standards. HitCom's success will depend, in significant part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products and services that meet customer demands. HitCom expects new products and services to be developed and introduced by other companies that compete with its products and services. The proliferation of new telecommunications technology, including personal and voice communication services over the Internet, may reduce demand for long distance services, including Prepaid Cards. There can be no assurance that HitCom will be successful in responding to these or other technological changes, evolving industry standards or to new products and services offered by HitCom's current and future competitors. The inability of HitCom to respond to these changes could have a material adverse effect on the Company's business, financial condition or results of operations.

Risks Associated with Foreign Currency Fluctuations.
HitCom's reporting currency is the U.S. dollar, however, Channel derives almost all of its revenues, approximately 50% of its cost of services and almost all of its operating expenses in Canadian Dollars. Accordingly, changes in currency exchange rates may have a significant effect on HitCom's results of operations. HitCom may choose to limit its exposure to foreign currency fluctuations in the future by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies although to date it has not done so. The failure by HitCom to hedge its foreign currency exchange exposure may result in foreign exchange losses to HitCom from Channel's operations. In addition, there can be no assurance that any currency hedging strategy that HitCom decides to employ, if any, would be successful in avoiding currency exchange-related losses.


Risks of Network Failure; Dependence on Facilities and Third Parties
Any system or network failure that causes interruptions in HitCom's operations could have a material adverse effect on the business, financial condition or results of operations. HitCom's operations also are dependent on its ability to protect its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunications failures. Although HitCom has taken a number of steps to prevent their network from being affected by natural disasters, fire and the like, such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent HitCom's switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of HitCom's network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could have a material adverse effect on HitCom's relationships with their customers and their business, operating results and financial condition.

Need for Additional Capital to Finance Growth and Capital Requirements
HitCom believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. HitCom's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to HitCom's receipt of the related revenue.

HitCom believes that, based upon its present business plan and its existing cash resources and expected cash flow from operating activities; HitCom will have sufficient cash to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months. If HitCom's growth exceeds current expectations, if HitCom obtains one or more attractive opportunities to purchase the business or assets of another company, or if HitCom's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, HitCom will need to raise additional capital from equity or debt sources. There can be no assurance that HitCom will be able to raise such capital on favorable terms or at all. If HitCom is unable to obtain such additional capital, HitCom may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on HitCom's business, financial condition or results of operations.


Control of HitCom by Named Officers and Directors
On a fully-diluted basis, executive officers and directors of HitCom, in the aggregate beneficially own approximately 70% of the outstanding shares of HitCom Common Stock. These stockholders may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2 - Description of Property

The Company operates its One Plus business through its Corporate head office in St. Louis, Missouri, USA. The 5,910 square foot office is leased through to June 30, 2000 at rental rates ranging from $4,344 to $4,789 per month.

The Prepaid Card business is operated out of offices at Toronto, Ontario, Canada. The 2,990 square foot office is leased through to February 28, 2003 at rental rates ranging from $1,250 to $2,200 per month. Channel also has a 330 square foot sales office in Vancouver, British Columbia which is being rented on a month to month lease for $300 per month.

The Company believes its facilities have generally been well maintained,  are in
good   operating   condition  and  are  adequate  for  the   Company's   current
requirements.


ITEM 3 - Legal Proceedings

The Company is not involved in legal proceedings that would have a material adverse effect on the Company's financial condition or results of operations if determined adversely.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company's fourth quarter.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board (OTCBB). As of December 31, 1998, there were approximately 110 shareholders of record of the Company's Common Stock. The following table sets forth the high and low bid information for the Common Stock for the periods indicated, as reported by the
OTCBB:

                                            HIGH              LOW
Calendar Year 1997
4th Quarter                                 2.13              0.88
3rd Quarter                                 2.44              0.88
2nd Quarter                                 3.38              1.13

Calendar Year 1998
4th Quarter                                 2.25              0.38
3rd Quarter                                 1.13              0.69
2nd Quarter                                 2.50              1.13
1st Quarter                                 2.69              0.78

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

DIVIDENDS
No dividends on the Company's Common Stock was declared during fiscal 1998 and 1997. It is not anticipated that cash dividends will be paid on shares of the Company's Common stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company principally derives its revenues through two operating subsidiaries:

One Plus Marketing Inc. (One Plus)
One Plus derives its revenues from the sale of interactive voice response/voice processing services to the independent agents of Direct Sales Organizations
(DSO). Therefore, One Plus is dependent upon the DSOs to provide referrals of their sales agents to use the services. The Company offers customized interactive voice-processing systems allowing each member of a national or international sales organization a method by which the response from a large advertising campaign can be handled 24 hours a day and pertinent data reported to their participants almost instantly. The revenues of One Plus are derived primarily in the United States.

Effective April 1, 1997, the Company acquired 80% of the outstanding stock of One Plus (the "Acquisition") for 5,837,503 shares of the Company's common stock. The Acquisition was accounted for as a reverse acquisition in accordance with APB No. 16 "Business Combinations." As such, One Plus is considered the accounting acquiror. The historical financial statements prior to April 1, 1997 are those of One Plus.

Effective August 1, 1998, HitCom's major shareholder contributed to capital the remaining 20% minority interest of One Plus. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to HitCom and is reflected as an adjustment to Additional Paid in Capital.

Channel Telecom Inc. (Channel)
Channel is a provider of long distance services to retail customers. Channel currently provides its retail services by marketing Prepaid Cards, primarily under the Phone Cash and Phone Saver brand name, through an extensive network of independent retail outlets (through independent sales agents) and distributors throughout Canada. Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities, and believes that its Prepaid Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. Channel sets its Prepaid Card rates to attract new customers and to retain its existing customers. Channel has used its significant retail international traffic to negotiate very competitive rates for international termination. Channel sells its Prepaid Cards to retail stores and distributors at a discount to their face values of $5, $10, $20, $25, $50 and $100, and records the sale as deferred revenue until the card user utilizes the calling time.

HitCom acquired Channel effective May 31, 1998. This acquisition expanded the Company's services and provided access to the Canadian marketplace. HitCom issued 3,975,570 in shares of Common stock and $37,500 in cash for all of the outstanding stock of Channel. HitCom issued a further 309,240 in shares of Common Stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. HitCom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to Goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since the date of acquisition.

Selected Financial Data
Consolidated Statements of Operations
For the Year Ended December 31,1998 and Nine-Month Period Ended December 31,1997
--------------------------------------------------------------------------------
                                                                  (9 months)
                                                  1998               1997
                                             ----------------   ----------------
  Net Revenues
  IVR - One Plus                            $2,381,357    65%   $2,651,208  100%
  Prepaid Card - Channel                     1,301,997    35%        -        -
--------------------------------------------------------------------------------
                                             3,683,354   100%    2,651,208  100%
--------------------------------------------------------------------------------

Cost of Services
  IVR - One Plus                               995,954    27%    1,399,280   53%
  Prepaid Card - Channel                     1,153,508    31%        -        -
--------------------------------------------------------------------------------
                                             2,149,462    58%    1,399,280   53%
--------------------------------------------------------------------------------

Gross Margin
  IVR - OPM                                  1,385,403    38%    1,251,928   47%
  Prepaid Card - Channel                       148,489     4%        -        -
--------------------------------------------------------------------------------
                                             1,533,892    42%    1,251,928   47%
--------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative     1,265,919    34%      960,635   36%
     Amortization of goodwill                  233,199     6%        -        -
     Depreciation of property & equipment      102,758     3%       57,487    2%
--------------------------------------------------------------------------------
     Total operating expenses                1,601,876    43%    1,018,122   38%
--------------------------------------------------------------------------------

Operating Income (loss)                        (67,984)   (1%)     233,806    9%
Other expenses (income)
   Net interest expense (income)                33,199     1%       (2,788)    -
--------------------------------------------------------------------------------
Income (loss) before taxes and minority
   interest                                   (101,183)   (2%)     236,594    9%
Provision for income taxes                        -                  -
Minority interest                               20,332     1%       64,257    2%
--------------------------------------------------------------------------------
Income (loss) from Continuing Operations      (121,515)   (3%)     172,337    7%

Loss from discontinued operations              457,212    12%      241,798    9%
--------------------------------------------------------------------------------

Net loss                                    $ (578,727)  (15%)  $  (69,461) (2%)
================================================================================

OTHER FINANCIAL DATA
EBITDA from Continuing Operations           $  267,973     7%   $  291,293   11%

Cash used in operating activities             (306,086)           (521,348)
Cash used in investing activities             (257,936)            (42,378)
Cash provided by(used in)financing activities  715,706             (11,680)
================================================================================

EBITDA is operating income before interest, income taxes, depreciation, amortization and minority interest. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not a measurement determined in accordance with GAAP, should not be considered in isolation or as a substitute for measures of performance based in accordance with GAAP.

Results of Operation:

Fiscal Year Ended December 31, 1998 Compared to Nine-Month Period Ended December 31, 1997


Net revenues
Net revenue in 1998 increased by $1,032,146 or 39% to $3,683,354 compared with net revenue of $2,651,208 for the nine-month period in 1997. The increase in net sales is due to the Channel acquisition. Channel provided HitCom $1,301,997 in revenue in seven months in 1998. Channel has experienced significant growth during the year due to increased usage of the Channel card, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

Revenue for One Plus in 1998 declined over the nine-month period in 1997 by $269,851. The decline in One Plus revenue was attributable to lower referral activities by the DSOs. The Company believes the decline in One Plus revenue will continue in 1999 due to continued decrease in referral activities by the DSOs.


Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 58% of sales in 1998 from 53% in 1997. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services. Cost of services for Channel was 89% in 1998 as compared to One Plus which was 42% in 1998 and 53% in 1997. The decrease in cost of services for One Plus was primarily attributable to decrease in carrier charges.

In late 1998, the Company purchased a second switch for the Prepaid Card division which will be implemented in the Second Quarter of 1999. The new Excel(R) EXS-1000 switch is far superior to the PC based switch that the Company currently operates. The new switch will provide significant increase in call volume capacity over the current switch. However, of greater significance, the new switch has the capability to utilize significantly more long distance carriers thereby resulting in greater choice in optimizing least cost routing which should decrease the Company's cost of services and correspondingly increase gross margin.


Selling General & Administrative (SG&A):
SG&A expenses increased to $1,265,919 (34% of sales) in 1998 from $960,635 (36% of sales) in nine-month period in 1997. The increase in dollar amount was primarily attributable to the Channel acquisition and the twelve-month period in 1998 as compared to the nine-month period in 1997.


Depreciation of property and equipment
Depreciation increased to $102,758 in 1998 from $57,487 in nine-month period in 1997. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense, acquisition of Channel and the twelve-month period in 1998 as compared to the nine-month period in 1997.


Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $233,199 in 1998.

The Company significantly increased its goodwill resulting from the Channel Acquisition in the fourth quarter to $3,997,700 from $91,647 as was reported in the Company's 10-QSB's for the quarters ended June 30, 1998 and September 30, 1998. The increase in goodwill led to the restatement of the Company's goodwill amortization for the second and third quarters of 1998. Revised 10-QSB will be filed separately for those corresponding periods.


Operating Loss / Income
Operating loss in 1998 was $67,984 as compared to income of $233,806 in nine-month period in 1997. Decrease in operating income is primarily due to the goodwill amortization of $233,199, and decrease in One Plus revenue which provides higher gross margin than Channel's business.


Net Interest Expense (income):
Net interest expense was $33,199 in 1998 as compared to net interest income of $2,788 for the nine-month period in 1997. This was attributable to increased bank borrowings and issuance of the convertible debentures in 1998.


Minority Interest
Effective August 1, 1998, HitCom acquired the remaining 20% minority interest of One Plus from HitCom's major shareholder for $1. Minority interest from January 1, 1998 to July 31, 1998 totaled $20,332. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to HitCom and was added to additional paid in capital.


Discontinued  Operations
In August 1998, HitCom completed the sale of the customer accounts related to the Internet Service division (ISP) segment for $30,000. This segment had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP segment is reflected as discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, were $426,922 in 1998 and $241,798 for the nine-month period in 1997. In addition, HitCom recorded a loss on disposal of the ISP segmnet of $30,290, consisting of $60,290 writedown on the fixed assets of the ISP segment that are currently being held for resale, netted with the $30,000 received for the sale of the customer accounts. The total loss recorded for the discontinued ISP segment in 1998 was $457,212.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1998 increased to $340,484 from $188,800 at December 31, 1997. The Company's liquidity requirements were largely used by working capital needs and investment needs including capital expenditures and the Channel acquisition. These requirements were funded by issuance of convertible debentures through a private placement and increased bank borrowings.

Cash used by operating activities in 1998 decreased to $306,086 from $521,348 in nine month period in 1997. Significant changes included net loss in the year as compared to net income in 1997 and cash used by account payable and accrued expenses.

Cash used for capital expenditures and acquisitions in 1998 increased to $257,936 from $42,378 in nine-month period in 1997. This was primarily as a result of significant new capital expenditures of $102,745 to enhance and expand the Company's network facilities. The Channel acquisition and its related costs net of cash acquired utilized the remaining $155,191 in investing activities.

The Company's total committed capital expenditures for the deployment of the new EXS-1000 switch in second quarter 1999 is $75,000. At December 31, 1998, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in 1999 will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

Cash proceeds from financing activities in 1998 were $715,706 as compared to net repayments of $11,680 in nine-month period in 1997. Financing activities proceeds consisted primarily of issuance of convertible debentures through a private placement and new commercial bank term loan facilities.


Issuance of Convertible Subordinated Debentures
During the year the Company had received net proceeds of $528,000 from issuance of Convertible Subordinated Debentures. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. The debentures may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of HitCom at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). After September 1, 2000, the Company may force the conversion of all debentures if the Company's common stock closes at a price of $2.00 or higher on each trading day during any 90 consecutive calendar days. After October 1, 2000, the debentures are subject to redemption upon payment of the principal amount and accrued interest, at the election of the Corporation. The debentures were issued through a private placement.


New Commercial Bank Credit Facilities
The Company also restructured its existing credit facilities with a new commercial bank which provided for net increased credit facilities of $435,000. The new credit facilities consists of: o Revolving working capital line of credit of $150,000 which replaced its prior facility of $100,000. The new line bears interest at prime plus 0.5%. As at December 31, 1998 , $30,000 of the $150,000 operating line facility was used by the Company. o Term loan for $385,000 with a commercial bank due on May 1, 2001, bearing interest at 9% per annum, payable monthly.

Repayment is at $8,000 per month inclusive of interest and principal. Proceeds from the term loan were used to pay out the existing $100,000 operating facility, Channel acquisition cash requirements and for general working capital purposes. The balance on this facility at December 31, 1998 was $290,638.

The new credit facilities are secured by a security agreement covering all of the assets of the Company and personal guarantee from the Company's major shareholder.

Subsequent to December 31, 1998, Channel obtained a new revolving operating credit facility from a commercial bank in Canada for approximately $100,000, bearing interest at Bank Canadian prime plus 1.75% which was 8.0% as at december 31, 1998. The facility is due on demand and is secured by a general security agreement on Channel, $50,000 Guaranteed Investment Certificate and corporate guarantees from HitCom.


Need for Additional Capital to Finance Growth and Capital Requirements
HitCom believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. HitCom's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to HitCom's receipt of the related revenue.

HitCom believes that, based upon its present business plan and its existing cash resources and expected cash flow from operating activities; it will have sufficient liquidity to support operations at current levels through 1999. If HitCom's growth exceeds current expectations, or if HitCom obtains one or more attractive opportunities to purchase the business or assets of another company, or if HitCom's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, HitCom will need to raise additional capital from equity or debt sources.


YEAR 2000 COMPUTER PROGRAM FAILURE

A significant percentage of the software that runs most of the computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. HitCom is in the process of evaluating and implementing Year 2000 compliance programs to ensure that its software, systems and equipment are Year 2000 compliant and to ensure that the software and technology of their third party vendors and customers are also Year 2000 compliant. The Company has not incurred any Year 2000 costs as at December 31, 1998 and has preliminarily determined that it will not experience any material Year 2000 risks or expenditures to bring its systems compliant with Year 2000 issues.

In addition to assessing its own systems, the Company is conducting an external review of its suppliers, and any other third parties with which it does business, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular the Company may experience problems to the extent that telecommunications carriers to which the Company sends traffic for termination are not Year 2000 compliant. The Company's ability to determine the ability of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruption in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited.

The Company believes it will complete its evaluation of Year 2000 issues by June 30, 1999 and all necessary actions will be implemented by September 30, 1999.

The Company currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that its compliance testing will not detect unanticipated Year 2000 compliance problems. HitCom does not currently have contingency plans to prepare for a Year 2000 failure, however, it does plan to develop one by September 30, 1998. There can be no assurance that such contingency plans will be adequate. If either HitCom's and/or third parties are not Year 2000 compliant as of such date and if such contingency plans are inadequate or fail to address a particular Year 2000 risk, HitCom may be required to incur unanticipated costs, change relationships with third parties, forego revenues or be subjected to other material adverse effects.


NEW ACCOUNTING STANDARDS

Accounting for derivatives and hedging activities
In June 1998, the FASB issued SFAS No. 133 "Accounting for derivatives and hedging activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have significant impact on the Company's results of operations, financial position or cash flows.

SOP 98-5 Reporting on the Costs of Start-up Activities
SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that the costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

ITEM 7--FINANCIAL STATEMENTS

HITCOM CORPORATION
Consolidated Balance Sheet
December 31, 1998
--------------------------------------------------------------------------------
                                ASSETS
                                                               1998

 Current Assets:
   Cash and cash equivalents                               $  340,484
   Accounts receivable, net of allowance for
     doubtful accounts of $50,900                             489,060
   Inventory                                                   27,208
   Prepaid expenses                                            11,252
--------------------------------------------------------------------------------
     Total current assets                                     868,004
--------------------------------------------------------------------------------
 Property and equipment, net                                  341,812
 Goodwill, net of amortization of $233,199                  3,764,501
 Investment in service bureau                                  23,083
--------------------------------------------------------------------------------
                                                           $4,997,400
================================================================================

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Revolving line of credit                                $   30,000
   Accounts payable                                           767,149
   Accrued liabilities                                        205,710
   Deferred revenue                                           390,081
   Due to officers and directors                               58,503
   Current portion of long-term debt                           72,255
   Current portion of obligations under capital lease          11,068
   Net liability for discontinued segment                      39,224
--------------------------------------------------------------------------------
      Total current liabilities                             1,573,990
--------------------------------------------------------------------------------
 Long term debt                                               746,383
 Obligations under capital lease                                2,962
--------------------------------------------------------------------------------
 Total liabilities                                          2,323,335
--------------------------------------------------------------------------------
 Commitments & contingencies

 Shareholders' equity
   Convertible preferred stock $.001 par value,
     liquidation preference of $0.80 per share
     ($858,702 aggregate liquidation preference),
     convertible into 0.25 shares  of  common  stock;
     5,000,000 authorized; 1,073,377 issued and outstanding     1,074
   Common stock $.004 par value, 25,000,000 authorized;
     12,293,355 issued; 12,286,105 outstanding                 49,173
   Additional paid in capital                               2,901,726
   Accumulated deficit                                       (264,298)
   Cumulative foreign currency translation adjustment           6,186
   Treasury stock - at cost; 7,250 common stock               (19,796)
--------------------------------------------------------------------------------
                                                            2,674,065
--------------------------------------------------------------------------------

                                                            4,997,400
================================================================================

    The accompanying notes are an integral part of these financial statements

HITCOM CORPORATION
Consolidated Statements of Operations
For the Year Ended December 31,1998 and Nine-Month Period Ended December 31,1997
--------------------------------------------------------------------------------
                                                                      (9 months)
                                                         1998            1997
                                                       ---------       ---------

Net service revenues                                  $3,683,354     $2,651,208
Cost of services                                       2,149,462      1,399,280
--------------------------------------------------------------------------------
     Gross margin                                      1,533,892      1,251,928
--------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative               1,265,919        960,635
     Amortization of goodwill                            233,199           -
     Depreciation of property and equipment              102,758         57,487
--------------------------------------------------------------------------------
     Total operating expenses                          1,601,876      1,018,122
--------------------------------------------------------------------------------
Operating income (loss)                                  (67,984)       233,806

Other income (expense)
     Interest expense                                    (44,319)       (13,134)
     Interest income                                      11,120         15,922
--------------------------------------------------------------------------------
 Total other income (expense)                            (33,199)         2,788
--------------------------------------------------------------------------------
Income (loss) before taxes and minority interest        (101,183)       236,594

Provision for income taxes                                  -              -
Minority interest                                         20,332         64,257
--------------------------------------------------------------------------------
Income (loss) from continuing operations                (121,515)       172,337

Loss from discontinued segment:
     Operations                                          426,922        241,798
     Loss on disposal                                     30,290           -
--------------------------------------------------------------------------------
                                                         457,212        241,798
--------------------------------------------------------------------------------

Net loss                                              $ (578,727)    $  (69,461)
================================================================================

Dividends on convertible preferred stock                 (58,080)    $  (67,280)
--------------------------------------------------------------------------------
Net loss available to common shareholders             $ (636,807)    $ (136,741)
================================================================================

Basic and diluted earnings (loss) per share
    Income (loss) from continuing operations          $ (0.02)       $  0.01
    Loss from discontinued segment                    $ (0.04)       $ (0.03)
--------------------------------------------------------------------------------
    Net loss                                          $ (0.06)       $ (0.02)
================================================================================

Weighted average shares - basic                       10,442,292      7,921,458
Weighted average shares - diluted                     10,442,292      8,313,969

 The accompanying notes are an integral part of these financial statements

HITCOM CORPORATION
Consolidated Statement of Shareholders' Equity
For the Year Ended December 31,1998 and Nine-Month Period Ended December 31,1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         Cumulative
                                                                                         Foreign
                                                                    Additional Retained  Currency                         Other
                               Preferred Stock      Common Stock     Paid in   Earnings/ Translation  Treaury          Comprehensive
                               Shares   Amount   Shares      Amount  Capital   (Deficit) Adjustment    Stock     Total     loss
                               ---------------   ------------------ ---------- --------- ----------- --------- ---------  ----------
Balance, April 1, 1997             -    $  -           100 $ -     $    -     $ 509,250  $  -        $   -    $   509,250

Net loss                                                                        (69,461)                          (69,461)  (69,461)
Issuance of common stock in                                                                                                 ========
  stock acquisition of One Plus                  5,837,503  23,350    (23,350)                                       -
Recapitalization adjustment                          (100)                                                           -
Acquired deficit in stock
  acquisition of HitCom Corp   1,072,543  1,073  2,074,537   8,298 (1,205,399)                        (10,084) (1,206,112)
Conversion of preferred stock    (12,500)   (13)     3,125      13                                                   -
Preferred stock dividends         84,100     84       -        -       67,196    (67,280)                            -
Common stock issued                                 17,500      70     21,649                                      21,719
Common stock canceled                               (1,776)     (7)                                                    (7)
Stock options exercised                                125                                                           -
Repurchase of common stock                                                                             (9,712)     (9,712)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997     1,144,143  1,144  7,931,014  31,724 (1,139,904) $ 372,509     -        (19,796)   (754,323)
====================================================================================================================================


Net loss                                                                        (578,727)                        (578,727) (578,727)
Foreign currency translation adjustment                                                     6,186                   6,186     6,186
Comprehensive income                                                                                                        --------
                                                                                                                           (572,541)
Issuance of common stock in acquisition of                                                                                  ========
  Channel Telecom Inc.                           3,975,570  15,902     3,462,598                                3,478,500
Issuance of common stock for acquisition
     related costs of Channel Telecom Inc.         309,240   1,237       269,348                                  270,585
Minority Interest repurchase                                             186,439                                  186,439
Conversion of preferred stock   (143,366)  (143)    35,842     143                                                   -
Preferred stock dividends         72,600     73                           58,007 (58,080)                            -
Common stock issued                                 41,689     167        40,038                                   40,205
Issuance of warrants                                                      25,200                                   25,200
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998     1,073,377 $1,074 12,293,355 $49,173  $  2,901,726 $(264,298) $6,186   $(19,796) $2,674,065
====================================================================================================================================


HITCOM CORPORATION
Consolidated Statement of Cash Flows
For the Year Ended December 31,1998 and Nine-Month Period Ended December 31,1997
--------------------------------------------------------------------------------
                                                             1998        1997

Operating activities:
  Net loss                                                $(578,727)  $ (69,461)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Goodwill amortization                                   233,199        -
    Depreciation                                            102,758      57,487
    Writedown on assets held for resale -
      discontinued operations                                60,290        -
    Minority interest in earnings of subsidiary              20,332      64,257
    Issuance of common shares for services                   24,205        -
    Issuance of warrants for services                        25,200        -
    Loss on sale of property & equipment                      6,171        -
    Equity in loss of affiliated Company                      2,804        -
    Deferred tax benefit                                        885        (885)
    Changes in assets and liabilities, excluding acquisition:
      Accounts receivable--net                              (42,661)    130,002
      Inventory                                             (10,651)       -
      Other assets                                           46,855     (25,703)
      Accounts payable and accrued expenses                 (70,130)   (672,295)
      Deferred revenue                                     (126,616)     (4,750)
--------------------------------------------------------------------------------
    Net cash used in operating activities                  (306,086)   (521,348)
--------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment                      (102,745)    (43,430)
  Acquisition of Channel Telecom, net of cash acquired     (155,191)         -
  Cash acquired in reverse acquisition                       -            1,052
--------------------------------------------------------------------------------
    Net cash used in investing activities                  (257,936)    (42,378)
--------------------------------------------------------------------------------

Financing activities:
  Proceeds from the issuance of convertible debentures      528,000         -
  Proceeds from bank term loan                              385,000         -
  Repayment of bank term loan                               (94,365)        -
  Repayment of capital leases                               (14,108)     (1,961)
  Repayment of notes payable                                (33,000)        -
  Proceeds from due to officers and directors                14,179         -
  Repayment on line of credit                               (70,000)        -
  Purchase of stock for treasury                               -         (9,712)
  Common stock canceled                                        -             (7)
--------------------------------------------------------------------------------
  Net cash provided (used) in financing activities          715,706     (11,680)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents        151,684    (575,406)
Cash and cash equivalents at beginning of period            188,800     764,206
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  340,484   $ 188,800
================================================================================

Supplemental disclosure of cash flow information
 Cash paid for interest during the period                $   40,204   $  10,276
 Cash paid for income taxes during the period                  -           -
 Non cash investing and financing activities:
  Common shares issued for acquisition and related
    costs of Channel Telecom Inc.                         3,749,085        -
  Reversion of minority interest                            186,439        -
  Property & Equipment acquired through proceeds from
    capital lease                                           105,224      15,035
  Preferred dividend paid through issuance of preferred
    shares                                                   58,080      67,280
  Repayment of notes payable through issuance of common
    stock                                                    16,000        -
  Capital assets disposed of by settlement of capital lease    5,838       -
  Conversion of preferred shares into common shares      $       143  $      13

    The accompanying notes are an integral part of these financial statements

HITCOM CORPORATION
Notes to Consolidated Financial Statements
December 31, 1998 and  1997
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS

HitCom Corporation and its subsidiaries (collectively referred to as "Hitcom" or the "Company") is a telecommunication Company providing two principal services for businesses and individuals:
 i. Enhanced communication including 800-based services, voice and data messaging which the Company delivers through its network.

ii. Prepaid telecommunication services through its switching platforms.

The Company's customers are located within North America without a significant geographic concentration. The Company extends unsecured credit to its customers. The Company's 800-based services business depends on Direct Sales Organizations
(DSO) referring their independent agents to become customers and use the Company's services. One DSO referred customers that accounted for approximately $1,555,000 (42% of total revenue) and $1,625,000 (61% of total revenue) in revenue for the year ended December 31, 1998 and nine months ended December 31, 1997 respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in a 50% owned affiliate has been accounted for on the equity method.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period with consideration given to materiality. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue
The Company recognizes revenue as services are rendered as follows:

800-based services
The Company generally requires its customers to establish minimum account balances prior to receiving services. Revenues consists of usage fees based on per minute rates and monthly fees. Account balances in excess of services rendered are recorded as deferred revenue. Revenue for unused account balances is recognized when there has been no activity for six months.

Prepaid  card services
The Company's revenue originates from customer usage of (i) Company and cobranded prepaid calling cards sold through retailers, (ii) recharges of existing calling cards, and (iii) cards sold for promotional marketing campaigns. The Company sells cards to distributors and retailers with normal credit terms. When the distributor or retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue in accordance with the terms of the card as the ultimate card users utilize calling time and service fees. The terms of the card refer to the rates, fees and expiration dates of the card. All prepaid cards sold by the Company expire upon either six or twelve months after first usage. Upon expiration and cancellation of the prepaid phone card, the Company recognizes the related deferred amount as revenue.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel Telecom acquisition effective May 31, 1998, and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $233,199 in 1998. For additional information related to the acquisition see Note 3, "Acquisitions."

Cash and Cash Equivalents
For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

Comprehensive Income
The Company has implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Under SFAS No.
130, the Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary difference between net income and comprehensive income is from foreign currency translation adjustments.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consists principally of account receivable from customers. This risk is mitigated by the large number of customers in the Company's customer base resulting in small amounts from each individual customer, net of an allowance for uncollectable accounts.

Earnings/Loss Per Common Share
Basic earnings per share is calculated by dividing net income or loss available for common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. The assumed exercise of stock options, warrants, convertible preferred stock and convertible debentures is included in the calculation of diluted earnings per share, if dilutive.

SFAS No. 128, "Earnings per Share" was adopted in fiscal 1997 with all prior-period earnings per share data restated. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations and other computational changes. The adoption of SFAS No. 128 did not have a material effect on previously reported earnings per share.

Fair Values of Financial Instruments
Management believes that the carrying values of all financial instruments approximate their fair values.

Foreign Currency Translations
Financial statements of the Company's international subsidiary are translated into US dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period. The gain of $6,186 is included in shareholders' equity.

Income Taxes
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards, to the extent realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Inventory
Inventory consists of costs of external production of unsold phone cards. Inventory is valued using the lower of average-cost or market and is charged to cost of services when the cards are sold. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis or the estimated fair value of assets held for resale less disposal costs. In the opinion of management, no such impairment exists at December 31, 1998 or December 31, 1997.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Expenditures for maintenance and repairs are charged against earnings as incurred.

Operating Segments
The Company has implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 did not have an effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 17.

Stock-Based Compensation Plans
The Company grants stock options for a fixed number of shares to eligible employees and consultants of the Company with an exercise price equal to or greater than the quoted market price of the shares at the date of grant. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees." The Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the quoted market price of the shares at the date of grant exceeds the exercise price. Accordingly the Company recognizes no compensation expense for its stock option grants.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB No. 25, but encourages the adoption of a new accounting method based on the estimated quoted market price of employee stock options. The Company will continue to apply the intrinsic value method of APB No. 25 for financial reporting purposes. See Note 12 Employee Benefits.

Reclassifications
Certain reclassifications have been made to the amounts presented for 1997 to conform to the presentation for 1998

Accounting for derivatives and hedging activities
In June 1998, the FASB issued SFAS No. 133 "Accounting for derivatives and hedging activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have significant impact on the Company's consolidated results of operations, financial position or cash flows.

SOP 98-5 Reporting on the Costs of Start-up Activities
SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that the costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its consolidated financial statements.

3. ACQUISITIONS

Channel Telecom Inc. ("Channel")
Effective May 31, 1998, HitCom acquired Channel, a prepaid telecommunication services company based in Canada. This acquisition expanded the Company's services and provided access to the Canadian marketplace. Hitcom issued
3,975,570 in shares of Common stock and $37,500 in cash for all of the outstanding stock of Channel. Hitcom issued a further 309,240 in shares of Common Stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. Hitcom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since May 31, 1998.

Total Consideration Paid:
     Issuance of Common Stock                           $3,478,500
     Cash payment                                           37,500
--------------------------------------------------------------------------------
                                                        $3,516,000

Acquisition related transaction costs:
     Issuance of Common Stock                              270,585
     Cash payments for costs                               172,615
--------------------------------------------------------------------------------
                                                           443,200

Total Cost of Acquisition                               $3,959,200
--------------------------------------------------------------------------------

Less net assets acquired:
   Assets acquired:
         Cash                                           $   54,924
         Account receivable                                336,200
         Inventory                                          16,550
         Property and equipment                             37,920
         Other assets                                       26,240
--------------------------------------------------------------------------------
                                                           471,834
--------------------------------------------------------------------------------

   Liabilities assumed:
         Account payable and accrued expenses              370,154
         Deferred Revenue                                   87,300
         Other liabilities                                  52,880
--------------------------------------------------------------------------------
                                                           510,334
--------------------------------------------------------------------------------

Net liabilities assumed                                 $   38,500
--------------------------------------------------------------------------------

Goodwill                                                $3,997,700
================================================================================


The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the year ended December 31, 1998 and the nine-month period ended December 31, 1997.
                                                                    (unaudited)
                                                (unaudited)        (nine-months)
                                                   1998                 1997
                                                 ---------            ---------
Net service revenues                            $4,220,100           $3,488,700
Cost of services                                 2,471,000            2,011,400
--------------------------------------------------------------------------------
  Gross margin                                   1,749,100            1,477,300
================================================================================

Net loss                                        $ (745,298)          $ (368,120)
================================================================================

Net loss available to common shareholders       $ (803,378)          $ (435,400)
================================================================================

Basic and diluted loss per share                $   (0.07)           $  (0.04)
================================================================================

One Plus Marketing Inc. ("One Plus").
Effective August 1, 1998, Hitcom acquired the remaining 20% of the outstanding common stock of One Plus from Hitcom's major shareholder for $1. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to Hitcom and is reflected as an adjustment to Additional Paid in Capital.

Effective April 1, 1997, the Company acquired 80% of the outstanding common stock of One Plus Marketing, Inc. ("One Plus") for 5,837,503 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as a recapitalization of One Plus with One Plus as the accounting acquiror in accordance with APB No. 16 "Business Combinations." The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and liabilities of the Company have been recorded at their estimated fair value at the date of acquisition.

A summary of net liabilities assumed is as follows:

Assets acquired:
     Current assets                                    $     2,602
     Property and equipment and other assets                91,246
--------------------------------------------------------------------------------
                                                            93,848
--------------------------------------------------------------------------------

Liabilities assumed:
     Debt obligations                                      149,000
     Account payable and accrued expenses                1,150,960
--------------------------------------------------------------------------------
                                                         1,299,960
--------------------------------------------------------------------------------

Net liabilities assumed                                $ 1,206,112
================================================================================


4. PROPERTY AND EQUIPMENT                                  1998
                                                        ----------
Computer equipment and software                         $  259,251
Telephone switching equipment                              193,950
Office equipment and furniture                              90,087
Vending Equipment                                           15,735
--------------------------------------------------------------------------------
                                                           559,023
Accumulated depreciation                                  (217,211)
--------------------------------------------------------------------------------
                                                        $  341,812
================================================================================

Depreciation expense was $102,758 and $57,487 in 1998 and 1997, respectively.


5. GOODWILL                                                1998
                                                        ----------
Goodwill                                                $3,997,700
Accumulated Amortization                                  (233,199)
--------------------------------------------------------------------------------
                                                        $3,764,501
================================================================================

6. REVOLVING LINE OF CREDIT

In May 1998 the Company negotiated a $150,000 revolving working capital line of credit with a commercial bank to replace its prior facility. The outstanding balance on the line of credit was $30,000 at December 31, 1998. The line of credit bears interest at the Bank's prime rate plus 0.5% which was 8.5% at December 31, 1998 and is secured by a general security agreement covering all the assets of the Company and personal guarantees from a major shareholder. The average outstanding balance on the line of credit was approximately $44,000 during the year with an average interest rate of 8.25%.

The new credit facility matures on May 1, 1999 and is renewable at the option of the Bank.


7. ACCRUED LIABILITIES                                      1998
                                                        ----------
Salaries, commission and benefits                       $   82,138
Interest                                                    10,600
Professional fees                                           26,978
Sales Taxes                                                 22,934
Other                                                       63,060
--------------------------------------------------------------------------------
                                                        $  205,710
================================================================================


8. DUE TO OFFICERS AND DIRECTORS

Due to Officers and Directors are due to three officers and directors of the Company, are non-interest bearing and due on demand.


9. LONG TERM DEBT

Long Term Debt consists of the following:
                                                           1998
                                                        ----------
Convertible subordinated debentures                     $  528,000
Bank Term Loan                                             290,638
--------------------------------------------------------------------------------
                                                           818,638
Less: current portion                                       72,255
--------------------------------------------------------------------------------
Long-term portion                                       $  746,383
================================================================================

Convertible Subordinated Debenture
The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). After September 1, 2000, the Company may force the conversion of all Debentures if the Company's common stock closes at a price of $2.00 or higher on each trading day during any 90 consecutive calendar days. After October 1, 2001, the debentures are subject to redemption in whole or in part, substantially pro rata prior to maturity, on the first day of any calendar month upon payment of the principal amount and accrued interest, at the election of the Corporation. The debentures were issued through a private placement.

Bank Term Loan
In May 1998 the Company negotiated a new $385,000 term loan with a commercial bank due on May 1, 2001, bearing interest at 9% per annum, payable monthly. Repayment is at $8,000 per month inclusive of interest and principal, with the remaining outstanding balance due on May 1, 2001. The term loan is secured by a general security agreement covering all of the assets of the Company and personal guarantees from a major shareholder.

As of December 31, 1998, the maturities of long-term debt were as follows:

Year Ended December 31,                                     Amount
--------------------------------------------------------------------------------
1999                                                     $  72,255
2000                                                        79,032
2001                                                       139,351
2002                                                          -
2003                                                       528,000
--------------------------------------------------------------------------------
                                                         $ 818,638
================================================================================

Interest expense on long-term debt was $29,026 and $3,500 during the year ended December 31, 1998 and nine-month period ended December 31, 1997, respectively.


10. SHAREHOLDERS' EQUITY

Preferred Stock
In May 1996, the Company's stockholders approved an amendment and restatement of the certificate of incorporation that authorized the future issuance of 1,500,000 shares of 8% convertible preferred stock (the "Preferred Stock"), $.001 par value, with rights and preferences to be determined by the Company's Board of Directors. The Preferred Stock is convertible at four shares of the Preferred Stock for one share of Common Stock and is callable at $0.85 per share upon 30 days written notice if the Preferred Stock is not converted to Common Stock. The Preferred Stock is entitled to an $0.80 liquidation preference subject to certain adjustments that coincide with the conversion price. The Preferred Stock accrues dividends at 8% per annum and may be paid in cash or like kind. Like kind dividends of 72,600 and 84,100 preferred shares were declared and paid in 1998 and 1997 and are reflected in the accompanying consolidated statement of shareholders' equity.

Common Stock
On January 20, 1997, the Board of Directors of the Company authorized a four-for-one reverse stock split. The split was effected by distributing one share of new common stock for every four shares of old common stock outstanding. All shares of old common stock were canceled. All share data was retroactively adjusted. Cash was paid in lieu of fractional shares.

No dividends have been declared or paid relating to common stock during 1998 and 1997.

Common Stock Disputed
The Company is vigorously disputing 150,000 shares of common stock (the "Disputed Shares") issued in January 1997 to a former officer and director of the Company. The Company asserts that the former officer and director was erroneously issued the Disputed Shares without appropriately fulfilling the conditions for issuance of the Disputed Shares. Furthermore, the Company asserts that the issuance of the disputed shares was not authorized by a properly elected and functioning Board of Directors. As a result of repeated unsuccessful attempts to recover the Disputed Shares, the Company has filed a lawsuit seeking cancellation of the Disputed Shares. Management believes that the Disputed Shares will be ultimately returned and canceled without a material affect on the consolidated financial position of the Company. The Company has not reflected the Disputed Shares as issued or outstanding in the accompanying consolidated financial statements.

Warrants
The Company has warrants outstanding to purchase 155,000 shares of its common stock at a weighted average exercise price of $3.15 per share to the Company's financial advisors. The 100,000 warrants issued in 1998 were valued at $25,200 using the Black-Scholes pricing model. The $25,200 was charged to operations and additional paid in capital. The warrants expire at various dates between January 2000 and October 2000.

Convertible Subordinated Debenture
The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. At any time while the debenture is outstanding, the debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). For further reference see Note 9, "Long Term Debt."

Treasury Stock
During 1997, the Company repurchased 5,250 common stock shares on the open market at prices ranging from $1.69 to $1.88 per share. At December 31, 1998, the Company holds in treasury stock 7,250 shares of common stock which is reflected in the accompanying consolidated statement of shareholders' equity.


11. EQUITY TRANSACTIONS

In connection with the purchase of Channel effective May 31, 1998, the Company issued 3,975,570 shares of common stock to the former shareholders of Channel and 309,240 shares of common stock to consultants who provided services with regards to the closing of the acquisition. All of the issued shares were valued at $0.875 per share which was the closing price of HitCom's common stock share price on December 22, 1997, the date of the public announcement of the acquisition. For further reference see Note 3, "Acquisitions"

During 1998 and 1997, 143,366 and 12,500 shares of the Preferred Stock were converted to 35,842 and 3,125 shares of common stock and are reflected in the accompanying consolidated statement of stockholders' equity.


12. EMPLOYEE BENEFITS

Stock Option Plans
In  September  1998,  the Board of  Directors  adopted a stock  option plan (the
"1998" plan) under which options to purchase 2,000,000 shares have been authorized. The options may be incentive stock options or non-qualified stock options. As of December 31, 1998, there were no options granted under the 1998 plan.

Prior to the 1998 plan, the Company had various stock option agreements that allowed eligible employees, directors and consultants of the Company to purchase the Company's common stock at fair market value at the date the option is granted. The options expired up to ten years from the date the option is granted. There were 351,967 options granted in 1998 under these various plans.

The following table summarizes stock option activity for the years ended December 31:
                                           1998                    1997
                                     -----------------       -----------------
                                              Weighted                Weighted
                                     Number   Average        Number   Average
                                       of     Exercise         of     Exercise
                                     Shares   Price          Shares   Price

Outstanding - beginning of period    45,700     $0.49        45,825    $0.49
Exercised                              -          -            (125)    0.40
Granted                             351,967      0.98          -         -
Expired                              (4,750)     1.00          -         -
--------------------------------------------------------------------------------
Outstanding at end of period        392,917     $0.91        45,700    $0.49
================================================================================

The weighted average significant assumptions used to determine those values using the Black-Scholes option pricing model for 1998 were: volatility of 0.70; dividend yield of 0%; risk-free interest rate of return of 5.19%; and expected option lives of 3.4 years.

The following table summarizes information about stock options outstanding as at

                       December 31, 1998              December 31, 1997
                       ---------------------          ---------------------
                       Number       Weighted          Number       Weighted
                       Outstanding  Average           Outstanding  Average
                       and          Years             and          Years
                       Exercisable  Remaining         Exercisable  Remaining

$0.40                    40,950        8                 45,700        9
$0.63                    30,000        2                   -
$1.00                   321,967        4                   -
--------------------------------------------------------------------------------
                        392,917                          45,700
================================================================================

The weighted average fair value of options granted during the year ended December 31, 1998 was $0.66 per share option. The pro-forma effect on earnings for the year ended December 31, 1998 of the method consistent with SFAS No. 123 would be to increase reported net loss by approximately $213,845, to approximately $792,572. The pro-forma effect on earnings per share for the year ended December 31, 1998 of this method would be to increase reported basic and diluted net loss by $0.02 per share, to $0.08 per share.

Stock Options Disputed
The Company is vigorously disputing options to purchase 625,000 shares of its common stock (the "Disputed Stock Options") held by a former officer and director of the Company. The Company asserts that the former officer and director's Disputed Stock Options are invalid because the Disputed Stock Options were not properly approved by the Company's Board of Directors and certain conditions were not fulfilled. The Company considers the Disputed Stock Options invalid and believes the matter will be resolved without a material affect on the financial position of the Company. The Company has not reflected the Disputed Stock Options as outstanding in the table above or in the accompanying consolidated financial statements.

Health and Medical Insurance Plan
The Company contributes to health and medical insurance programs for its employees. Expenses related to the program charged to operations was approximately $27,600 and $20,416 during the year ended December 31, 1998 and nine-month period ended December 31, 1997, respectively.


13. EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:
                                                      1998               1997
                                                   ----------         ----------
Numerator:
Net loss available to common shareholders          $( 636,807)       $( 136,741)
================================================================================

Denominator:
Denominator for basic earnings (loss) per share -
  Weighted-average shares                          10,442,292         7,921,458

Effect of dilutive securities:
  Employee stock options, convertible preferred
    stock and warrants                                 -                392,511
--------------------------------------------------------------------------------
Dilutive potential common shares -
  Adjusted weighted-average shares and assumed
  conversions                                      10,442,292         8,313,969
================================================================================

Basic and diluted earnings (loss) per share          $(0.06)            $(0.02)
================================================================================

Employee stock options to purchase 392,917 common shares at December 31, 1998, are not presented because these options are anti-dilutive due to the net loss available to common shareholders.
Preferred stock convertible into 268,344 common shares at December 31, 1998, are not presented because these convertible preferred stock are anti-dilutive due to the net loss available to common shareholders.
Debentures convertible into 1,056,000 common shares at December 31, 1998, are not presented because these convertible debentures are anti-dilutive due to the net loss available to common shareholders.
Warrants to purchase 155,000 common shares at December 31, 1998, are not presented because these warrants are anti-dilutive due to the net loss available to common shareholders.


14. DISCONTINUED SEGMENT

In August 1998, the Company completed the sale of the customer accounts related to the Internet Service Provide (ISP) segment for $30,000. This segment focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP segment is reflected as discontinued operations in the accompanying consolidated financial statements. A summary of discontinued operations for the year ended December 31, 1998 and nine-month period ended December 31, 1997, is as follows:
                                                                      (9 months)
                                                      1998               1997
                                                    ---------          ---------

ISP monthly fee revenue                              115,943             81,169
================================================================================


Operating loss, net of ISP monthly fee revenue     ( 426,922)         ( 241,798)
Loss on disposal                                   (  30,290)              -
--------------------------------------------------------------------------------
Loss before income taxes                           ( 457,212)         ( 241,798)
Income tax benefit                                      -                  -
--------------------------------------------------------------------------------

Loss from discontinued operations                 $( 457,212)        $( 241,798)
================================================================================

Loss on disposal of $30,290, consists of writedown on assets held for resale of $60,290 netted with $30,000 sale of the ISP customer accounts

The following assets and liabilities relating to the ISP business remain on the Consolidated Balance Sheet as at December 31, 1998:

Assets:
  Assets held for resale from discontinued operations        $  66,000
--------------------------------------------------------------------------------

Liability
  Obligations under capital leases                             105,224
--------------------------------------------------------------------------------

Net liability for discontinued operations                    $  39,224
================================================================================


15.      INCOME TAXES

The tax benefit for income taxes consists of the following for periods ended December 31:
                                               Year Ended            (9 months)
                                                  1998                   1997
                                                ---------             ----------

Current:
   Federal income tax                           $     -               $     -
   State Income tax                                   -                     -
--------------------------------------------------------------------------------
                                                      -                     -
Deferred                                              885                  (885)
--------------------------------------------------------------------------------
Total                                           $     885             $    (885)
================================================================================

The net deferred tax asset consists of the following:
Gross assets                                    $ 858,270             $ 617,534
Gross liabilities                                    -                 (112,481)
--------------------------------------------------------------------------------
Gross deferred tax asset                          858,270               505,053
Less: valuation allowance                        (858,270)             (504,168)
--------------------------------------------------------------------------------
Net deferred tax asset                          $    -               $      885
================================================================================

Management of the Company believes more likely than not that the deferred tax assets will not be realized and, therefore a valuation allowance has been recorded at December 31, 1998 and 1997.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                           1998                     1997
                                   Current    Non-Current   Current  Non-Current
                                   ---------------------------------------------

Net operating loss carryforwards    $    -     $  835,284   $    -   $  575,466
Other                                  22,986                           (70,413)
--------------------------------------------------------------------------------
Gross deferred tax asset               22,986     835,284        -      505,053
Valuation allowance                   (22,986)   (835,284)       -     (504,168)
--------------------------------------------------------------------------------
Net deferred taxes                  $    -     $     -       $   -   $     885
================================================================================

The provision for taxes on income as reported differs from the tax provision computed by applying the statutory federal income tax rate of 34% as follows for periods ended December 31:
                                               Year Ended           (9 months)
                                                  1998                 1997
                                               ------------         ------------

  Federal income tax benefit on loss at
     Statutory rates of 34%                    $ (196,767)          $    (2,070)
  State tax benefit, net of federal benefit       (23,873)                 (241)
  Valuation allowance                             354,102                  -
  Other                                          (132,577)                1,426
--------------------------------------------------------------------------------
  Income tax (benefit) expense                        885                  (885)
================================================================================

The Company has net operating loss carryforwards of approximately $2,190,910. Utilization of these net operating loss carryforwards is restricted by certain Internal Revenue Code sections and regulations, and expire through 2018.


16. RELATED PARTY TRANSACTIONS

The Company made purchases of approximately $940,000 in 1998, from Sussex Service Bureau Inc., a 50% owned affiliate, of which approximately $353,000 remains in account payable at December 31, 1998. Rent expense paid to an officer and stockholder for office facilities were $27,000 and $14,180 during the year ended December 31, 1998 and nine-month period ended December 31, 1997, respectively.


17. OPERATING SEGMENTS

The Company has adopted SFAS No. 131, "Disclosures about segments and related information." The Company operates in two separate operating segments:
One Plus provides - 800-based services - principally in the United States of America Channel Telecom - prepaid card services - principally in Canada.
                                                                    Total,
                                                                    Year Ended
                                         One Plus       Channel     Dec 31, 1998
                                         ---------     ---------     -----------
Sales to external customers             $2,381,357    $1,301,997     $3,683,354
Cost of services                           995,954     1,153,508      2,149,462
--------------------------------------------------------------------------------
Gross margin                             1,385,403       148,489      1,533,892
--------------------------------------------------------------------------------

Selling general and administrative       1,023,812       242,107      1,265,919
Amortization of Goodwill                      -          233,199        233,199
Depreciation of property and equipment      90,637        12,121        102,758
Net interest expense                        35,541        (2,342)        33,199
--------------------------------------------------------------------------------
Income (loss) from continuing segment      235,413      (336,596)      (101,183)
Provision for income taxes                    -                -              -
Minority Interest                           20,332          -            20,332
--------------------------------------------------------------------------------

Net income (loss) per continuing segment $ 215,081    $ (503,167)    $ (121,515)

Reconciling items to net loss per Company:
Loss from discontinued operations                                    $( 457,212)
--------------------------------------------------------------------------------
Net loss                                                             $( 578,727)
================================================================================

ASSETS
Total assets for reportable segments     $ 643,966    $  588,933     $1,232,899
Goodwill                                               3,764,501      3,764,501
--------------------------------------------------------------------------------
Consolidated total                       $ 643,966    $4,353,434     $4,997,400
================================================================================


18. LITIGATION

The Company has filed a lawsuit seeking cancellation of 150,000 shares of common stock (the "Disputed Shares") issued in January 1997 to a former officer and director of the Company. The former officer and director submitted a counterclaim for unpaid consulting fees relating to services in 1996 and 1997 in the amount of $25,000. Management believes that the Disputed Shares will be ultimately returned and canceled without a material affect on the consolidated financial position of the Company. The Company has not reflected the Disputed Shares as issued or outstanding in the accompanying consolidated financial statements. Any amount that the Company may be required to pay for consulting fees will not have a material adverse effect on its consolidated financial position.


19. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1998, the Company recorded adjustments that increased its net loss by approximately $245,000. These adjustments included an approximately $220,000 increase in goodwill amortization due to the revision of the goodwill amount resulting from the Channel acquisition; approximately $60,000 writedown on assets held for resale for the ISP business which was discontinued in the third quarter of 1998; an increase in account receivable allowance for doubtful accounts by approximately $45,000; and approximately $80,000 reversal of accrued liabilities established at December 31, 1997, due to changes in facts that no longer requires the accruals at December 31, 1998.


20. LEASES

The Company leases both office space and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases.". These leases expire through February 2003. Obligations under capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 14% to 15%.


As at December 31, 1998, future minimum annual payments under non-cancelable leases are as follows:
                                               Continuing        Discontinued
                                               Operations        Operations
                                               Capital Lease     Capital Lease
Year Ended December 31,  Operating Leases      Obligations       Obligations
--------------------------------------------------------------------------------
1999                       $   85,106           $  13,752         $  34,872
2000                           60,179               4,980            34,872
2001                           33,394                -               41,866
2002                           32,686                -                 -
2003                            4,389                -                 -

--------------------------------------------------------------------------------
Total                      $  215,755           $  18,732         $ 111,610
===============================================---------------------------------

Less: interest                                      4,702             6,386
                                                --------------------------------
Total capital lease obligations                    14,030         $ 105,224
Less: current portion of capital lease obligations 11,068         ==============
                                                ---------------
Long-term portion of capital lease obligations  $   2,962
                                                ===============

Total rent expense were $94,774 and $60,076 during the year ended December 31, 1998 and nine-month period ended December 31, 1997, respectively.


21. SUBSEQUENT EVENT

Subsequent to December 31, 1998, Channel obtained a new revolving operating credit facility from a commercial bank in Canada for approximately $100,000, bearing interest at Bank Canadian prime plus 1.75% which was 8.0% as at december 31, 1998. The facility is due on demand and is secured by a general security agreement on Channel, $50,000 Guaranteed Investment Certificate and corporate guarantees from HitCom.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of HitCom Corporation


We have audited the accompanying consolidated balance sheet of HitCom Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HitCom Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman LLP
St. Louis, Missouri
March 19, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of HitCom Corporation


We have audited the accompanying consolidated balance sheet of HitCom Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity, and cash flows for the nine-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HitCom Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the nine-month period ended December 31, 1997, in accordance with generally accepted accounting principles.



/s/ Moore Stephens Smith Wallace, LLC
St. Louis, Missouri
February 17, 1998

ITEM 8--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


As of February 11, 1999, the Board of Directors have unanimously agreed to engage BDO Seidman, LLP of St. Louis Missouri to be the Company's new principal accountant.

At no time during the past two fiscal years or any subsequent period prior to engagement as principal auditor did the Registrant consult with BDO Seidman, LLP regarding either the application of accounting principles to a specified transaction or type of audit opinion which might be rendered on the Registrant's financial statements or any other matter.


                                    PART III


ITEM 9--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Scott A. Beil    30  Chairman of the Board, Chief Operating Officer and Director
Rajan Arora      34  President and Chief Executive Officer and Director
Jeffrey Shier    37  Executive Vice President and Director
John Nashmi      31  Chief Financial Officer and Corporate Secretary
Ronald K. Mann   48  Director


RAJAN ARORA
Rajan Arora has been President and Chief Executive Officer and Director since April 1998. He joined in April 1998 through Hitcom's acquisition of
Channel. He co-founded Channel Telecom Inc. with Mr. Jeffrey Shier in 1994. From 1990 to 1993, Mr. Arora was Vice President of Finance for Madison Avenue Partners, Ltd., a sports and promotional marketing company. Mr. Arora is a Chartered Accountant and spent four years with PriceWaterhouseCoopers in public accounting.


SCOTT A. BEIL
Scott A. Beil has been HitCom's Chairman since April 1997 when HitCom acquired One Plus from Mr. Beil which he founded in 1991. In April 1997, he also assumed the position of Chief Executive. With the acquisition of Channel in 1998, Mr. Beil remained as Chairman but resigned as the Company's CEO and assumed the position of Chief Operating Officer. Mr. Beil earned his Bachelor of Science degree in Electrical Engineering from the University of Illinois.


JEFFREY SHIER
Jeffrey Shier has been Executive Vice President and Director of HitCom since April 1998. He joined HitCom in April 1998 through Hitcom's acuisition of Channel. He co-founded Channel Telecom, Inc. with Rajan Arora in 1994. From 1990 to 1994, Mr. Shier was involved in the sports marketing and high-end memorabilia and collectibles business. From 1988 to 1990, Mr. Shier was Director of Arbitrage at Counsel Capital Corporation in Toronto.


JOHN NASHMI
John Nashmi became the Company's Chief Financial Officer and Corporate Secretary in January 1999. Prior to joining HitCom, Mr. Nashmi was Senior Manager at TD Capital - Merchant Banking, which provided mezzanine financing to mid-market businesses for acquisitions, expansion and turn-around opportunities. From 1996 to 1998, Mr. Nashmi was Vice President Finance with Next Generation Solutions Inc., a software Value Added Reseller (VAR). From 1994 to 1996, Mr. Nashmi was with Canadian Imperial Bank of Commerce (CIBC) in their Corporate Lending and Internal audit groups. Mr. Nashmi is a Chartered Accountant and spent four years with Deloitte & Touche in public accounting.


RONALD MANN
Ronald Mann has been a Director of HitCom since April 1998, he has acted as an investment banking consultant for Channel Telecom Inc. since its inception in 1994. Mr. Mann resides in New York and is involved in investment and merchant banking. From 1987 to 1989, Mr. Mann was Assistant General Manager of Corporate Finance for the Canadian Imperial Bank of Commerce in Toronto, and Chief Financial Officer and Director of CIBC Securities, Inc., in Toronto. Mr. Mann earned his Bachelor of Law degree from the University of Toronto.
In fiscal year ending December 31, 1998, the Company did not pay any fees or other compensation to its directors.

ITEM 10--EXECUTIVE COMPENSATION

The  following  table  sets  forth  certain  information   concerning  executive
compensation of the Company:
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
                                                                                     Securities
Name                                                   Other           Restricted    Underlying
And                                                    Annual          Stock         Options/    LTIP       All     Other
Principal                     Salary       Bonus      Compensation    Award(s)      SARs        Payouts    Compensation
Position                Year    ($)         ($)        ($)             ($            (#)         ($)         ($)
(a)                     (b)    (c)          (d)        (e)             )             (g)         (h)         (i)
                                                                       (f)
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Scott Beil
Chairman and COO        1998   $49,222      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1997   $42,005      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1996   $28,000      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Rajan Arora
President & CEO         1998   $38,770      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Jeffrey          Shier
Executive VP            1998   $38,770      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
David Parks
Chief        Financial  1998   $72,481      $     --   $         --    $        --   $       --  $     --   $
Officer                                                                                                     --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------



ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock owned by each person who, as of April 30, 1999, was known by the Company to own beneficially more than 5% of its outstanding Common Stock and the ownership of all Executive Officers and Directors of the Company, individually and as a group.

--------------------------------------------------------------------------------
                                                    Number of Shares    Percent
Name and Address of Beneficial Owner                  Beneficially        of
                                                       Owned (1)         Class
--------------------------------------------------------------------------------
Scott A.  Beil,  700  North  Second  Street  Third
Floor, St. Louis, Missouri 63102                     5,837,503            47.5%
--------------------------------------------------------------------------------
Rajan Arora, 85 Scarsdale Road, North
York, Ontario, Canada                                1,987,785            16.2%
--------------------------------------------------------------------------------
Jeff Shier, 85 Scarsdale Road, North
York, Ontario, Canada                                1,987,785            16.2%
--------------------------------------------------------------------------------
Ronald Mann, 100 Wall Street, 2nd Floor
New York, New York, USA 10010                          184,240 (2)         1.5%
--------------------------------------------------------------------------------

Officers and Directors as a Group                    9,997,313            81.4%
================================================================================

(1) As of April 30, 1999, the Company had 12,328,221 shares of Common Stock outstanding.
(2) The shares are held indirectly through a holding company controlled by Mr. Mann

ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K


A. Exhibits


3.1*     Certificate of Incorporation, as amended
3.2*     Bylaws
4.1*     Certificate of Designation for 8% Convertible Preferred Stock
10.1* Share Exchange Agreement Between HitCom Corporation and Scott Beil dated April 14, 1997
10.2*    Stock  Purchase   Agreement   Between  HitCom   Corporation  and  Rajan
         Arora/Jeffrey Shier and The Jeffrey Samuel Shier Family Trust For Purchase of All Outstanding Stock of Channel Telecom Inc. dated February 18, 1998
10.4** Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1998 regarding forgiveness of indebtedness.
10.5** Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1998 regarding 20% minority interest in One Plus Marketing, Inc.
10.6** Letter agreement between registrant and Scott A. Beil dated August 11, 1998 regarding voting of stock in registrant.
21.1     List of Subsidiaries of Registrant
23.1     Consent of Independent Accountants BDO Seidman LLP
27.0     Financial  Data Schedule

*        Filed as exhibit to the Company's Registration Statement on Form 10-SB
** Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998


B. Form 8-K filings

The Registrant did not file a Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             HITCOM CORPORATION
             (Registrant)


By          /s/ Rajan Arora
            Rajan Arora, President, CEO and Director

Date        May 28, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registerant and in the capacities and on the dates indicated.

By          /s/ Scott A. Beil
            Scott A. Beil Chairman of the Board and COO
Date        May 28, 1999


By          /s/ Jeffrey Shier
            Jeffrey Shier, Executive Vice President and Director
Date        May 28, 1999


By          /s/ Ronald Mann
            Ronald Mann, Director
Date        May 28, 1999


By          /s/ John Nashmi
            John Nashmi, Chief Financial Officer and Corporate Secretary
Date        May 28, 1999

Consent of Independent Certified Public Accountants



Hitcom Corporation
St. Louis, Missouri

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-65651) of our report dated March 19, 1999, relating to the consolidated financial statements of Hitcom Corporation appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.



/s/ BDO Seidman LLP
St. Louis, Missouri
May 28, 1999

Consent of Independent Certified Public Accountants



Hitcom Corporation
St. Louis, Missouri

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-65651) of our report dated February 17, 1998, relating to the consolidated financial statements of Hitcom Corporation appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


/s/ Moore Stephens Smith Wallace L.L.C.
St. Louis, Missouri
May 28, 1999