Form 10QSB/A
period 1998-06-30
HITCOM CORP
filed 1999-06-04
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 29, 1998 -

                      Class                      Shares Outstanding
                 Common Stock                          12,165,299

      Transitional Small Business Disclosure Format (check one):

      Yes [  ]                  No  [X]

================================================================================
RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

The Company conducted a review of the accounting treatment of the Channel acquisition which was completed in the second quarter of 1998. The review determined the following adjustments were required to the previously reported financial statements as of June 30, 1998:

i) REVISION OF GOODWILL ON CHANNEL ACQUISITION
The acquisition was accounted for under the purchase method. The Company had recorded a goodwill of $91,647 to be amortized over ten years. Goodwill has now been revised to $3,997,700 to be amortized over ten years. The revision of the goodwill amount was due to the value assigned to the 4,184,810 shares issued for the Channel acquisition. The Company had recorded these shares at their par value of $0.004 and not at their quoted market price on the date the acquisition was announced which was $0.875 per share. The resulting restatement has increased goodwill amortization for the quarter ended June 30, 1998. This change only affects non-cash amortization of intangible assets and does not impact cash flows, cash balances, or liabilities of the Company in any way.

ii) CHANGE OF EFFECTIVE DATE OF CHANNEL ACQUISITION
The acquisition of Channel did not close until May 31, 1998, however, the Company had previously accounted for the acquisition with an effective date of January 1, 1998. The effective date of the acquisition has now been changed to May 31, 1998 as the transfer of assets and liabilities to Hitcom did not occur until the closing of the acquisition.

A summary of the significant effects of the restatement are outlined in Note 6
================================================================================

Item 1 - FINANCIAL STATEMENTS


HITCOM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)


                              ASSETS

                                                June 30,
                                                  1998
                                               ------------
                                               (AS RESTATED
                                                SEE NOTE 6)

Current assets:
     Cash and cash equivalents                   $  172,642
     Accounts receivable--net of allowance
        for doubtful accounts of $14,299            409,810
     Prepaid expenses and other                      16,873
                                                 ----------
     Total current assets                           599,325

Property and equipment--net                         364,151
Goodwill, net of amortization                     3,964,386
Other assets                                         47,670
                                                  ---------
Total                                            $4,975,532
                                                 ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Current portion of long-term obligations       127,033
     Accounts payable and accrued expenses          947,297
     Deferred revenue                               294,079
                                                  ---------
     Total current liabilities                    1,368,409

Long-term obligations, less current portion         269,488

Minority interest                                   186,452

Commitments and contingencies


Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value,
       5,000,000 authorized; 1,056,443
       issued and outstanding                         1,056
    Common stock, $.004 par value--
       25,000,000 authorized; 12,172,549
       issued; 12,165,299  outstanding               48,690
     Additional paid in capital                   2,733,628
     Retained earnings                              387,605
     Treasury stock--at cost                        (19,796)
                                                 ----------
     Total stockholders' equity (deficit)         3,151,183
                                                 ----------
 Total                                           $4,975,532
                                                 ==========




   See accompanying  notes to the condensed consolidated financial statements.


HITCOM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)



                                            For the Three-month            For the Six-month
                                           Period Ending June 30,        Period Ending June 30
                                            1998            1997          1998            1997
                                        -------------------------       ------------------------
                                        (AS RESTATED                   (AS RESTATED
                                         SEE NOTE 6)                   SEE NOTE 6)




Net revenues                            $  907,584       $944,768      $1,704,762     $1,780,558
Cost of services                          434,972        533,714         841,742      1,062,548
------------------------------------------------------------------------------------------------
     Gross Margin                          472,612        411,054         863,020        718,010
------------------------------------------------------------------------------------------------

Selling, general and administrative       318,221         322,991         721,943        485,233
Amortization of goodwill                   33,314            -             33,314           -
Depreciation of property and equipment     34,658          25,562          56,308         38,669
------------------------------------------------------------------------------------------------
     Total operating expenses              386,193        348,553         811,565        523,902
------------------------------------------------------------------------------------------------

Operating income                            86,420         62,501          51,455       194,108

Other income (expense) --net               (29,280)        48,481         (16,028)       52,956
------------------------------------------------------------------------------------------------

Income before taxes expense and
   minority interest                        57,140         110,982         35,427       247,064

Provision for income taxes
Minority interest                           15,157          32,746         20,332        32,746
------------------------------------------------------------------------------------------------

Net income                              $   41,983        $ 78,236       $ 15,095      $ 214,318
================================================================================================



            See accompanying  notes to the condensed consolidated financial statements.


HITCOM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         For the Three-month             For the Six-month
                                                        Period Ending June 30,         Period Ending June 30,
                                                        1998            1997              1998          1997
                                                       ------------------------        -----------------------
                                                       (AS RESTATED                    (AS RESTATED
                                                        SEE NOTE 6)                    SEE NOTE 6)

Cash flows from operating activities:
    Net income                                        $ 41,983        $ 78,236       $ 15,095        $214,318

    Adjustments  to  reconcile  net  income to net
     cash  provided  by  operating activities:
       Depreciation of property and equipment           34,658          25,562         56,308          38,669
       Amortization of goodwill                         33,314            -            33,314            -
       Minority interest                                15,157          32,746         20,332          32,746
       Common stock issued for services rendered          -               -            20,156            -
       Changes in assets and liabilities:
          Accounts receivable--net                     (12,835)         (1,634)       (77,836)       (212,500)
          Prepaid expenses and other                    (3,106)        (15,834)         2,052          24,205
          Other assets                                  22,037             -           43,804              50
          Accounts payable and accrued expenses        (77,718)       (663,109)       (12,011)       (258,619)
          Deferred revenue                            (164,787)        (50,109)      (135,283)         32,082
--------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities       (111,297)       (594,142)       (34,069)       (129,049)
--------------------------------------------------------------------------------------------------------------


Cash flows used in investing activities:
    Purchases of property and equipment                (25,786)         (3,271)        (52,321)       (36,325)
    Acquisition of Channel Telecom, net of cash
        acquired                                      (155,191)           -           (155,191)           -
    Cash acquired in reverse acquisition                                 1,052                          1,052
--------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities . . . .      (180,977)         (2,219)       (207,512)       (35,273)
--------------------------------------------------------------------------------------------------------------

Cash flows used in financing activities:
    Borrowings on debt obligations                     370,682            -            372,293           -
    Payments on debt obligations                      (162,563)           -           (160,983)          -
    Payments on capital leases                          (3,891)           -             (6,002)          -
    Issuance of common stock                            20,115            -             20,115           -
    Repurchase of common stock                            -             (9,712)           -            (9,712)
    Shareholder distributions                             -               -               -           (94,423)
--------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)financing activities  224,343          (9,712)        225,423       (104,135)
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents              (67,931)       (606,073)        (16,158)      (268,457)
Cash and cash equivalents at beginning of period       240,573         764,205         188,800        426,589
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $172,642        $158,132        $172,642       $158,132
==============================================================================================================

Supplemental cash flow disclosures:
Cash paid for interest during the period              $ 36,344         $ 3,367        $ 40,440        $ 5,602
Cash paid for taxes during the period                     -               -               -              -
 Non cash investing and financing activities:
  Common shares issued for acquisition and related
    costs of Channel Telecom Inc.                    3,749,085            -          3,749,085           -
  Repayment of notes payable through issuance of
    common stock                                        16,000            -             16,000           -

            See accompanying  notes to the condensed consolidated financial statements.

HITCOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hitcom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997. The results for the three-month period and six-months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. All amounts presented are in US dollars.

In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.


2. NATURE OF BUSINESS

HitCom Corporation and its subsidiaries (collectively referred to as "Hitcom" or the "Company") is a telecommunication Company providing two principal services for businesses and individuals:
i. Enhanced communication including 800-based services, voice and data messaging which the Company delivers through its network.
ii.Prepaid telecommunication services through its switching platforms.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. ACQUISITION OF CHANNEL TELECOM INC.

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

Total Consideration Paid:
     Issuance of Common Stock                           $3,478,500
     Cash payment                                           37,500
--------------------------------------------------------------------------------
                                                        $3,516,000
--------------------------------------------------------------------------------

Acquisition related transaction costs:
     Issuance of Common Stock                              270,585
     Cash payments for costs                               172,615
--------------------------------------------------------------------------------
                                                           443,200
--------------------------------------------------------------------------------

Total Cost of Acquisition                               $3,959,200
--------------------------------------------------------------------------------

Less net assets acquired:
   Assets acquired:
         Cash                                           $   54,924
         Account receivable                                336,200
         Inventory                                          16,550
         Property and equipment                             37,920
         Other assets                                       26,240
--------------------------------------------------------------------------------
                                                           471,834
--------------------------------------------------------------------------------

   Liabilities assumed:
         Account payable and accrued expenses              370,154
         Deferred Revenue                                   87,300
         Other liabilities                                  52,880
--------------------------------------------------------------------------------
                                                           510,334
--------------------------------------------------------------------------------

Net liabilities assumed                                 $   38,500
--------------------------------------------------------------------------------

Goodwill                                                $3,997,700
================================================================================


The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the three-month and six-month periods ended June 30, 1998.
                                            Three-Months Ended  Six-Months Ended
                                              June 30, 1998       June 30, 1998
                                               (unaudited)         (unaudited)
                                                   1998                 1997
                                             ----------------   ----------------
Net service revenues                            $1,110,811           $2,241,584
Cost of services                                   558,549            1,163,280
--------------------------------------------------------------------------------
  Gross margin                                     552,262            1,078,304
================================================================================

Net loss                                        $ ( 48,100)          $ (151,170)
================================================================================


Basic and diluted loss per share                $   (0.01)           $  (0.02)
================================================================================


5. EARNINGS PER SHARE

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

The details of earnings per share calculations for the quarter ending June 30, 1998, and 1997 are as follows:


                                                         Weighted
                                                         Average       Per Share
                                           Income         Shares         Amount
1998
Earnings per share of common stock - basic $41,983       9,377,404        $0.01
Stock options, warrants and preferred
 stock equivalents                                       1,030,075       ($0.01)
                                           -------      ----------       -------
Earnings per share of common stock -
 on a fully diluted basis                  $41,983      10,407,479        $0.00
                                           =======      ==========       =======

1997
Earnings per share of common stock - basic $78,236       7,912,040        $0.01
Stock options, warrants and preferred
 stock equivalents                                         313,836           -
                                           -------      ----------       -------
Earnings per share of common stock -
 on fully diluted basis                    $78,236      8,225,876         $0.01
                                           =======      =========        =======


The details of earnings per share calculations for the six-month period ending June 30, 1998, and 1997 are as follows:

                                                        Weighted
                                                         Average       Per Share
                                           Income         Shares         Amount

1998
Earnings per share of common stock - basic $15,095      8,654,209         $0.00
Stock options, warrants and preferred
  stock equivalents                                     1,030,075         $0.00)
                                           -------      ----------       -------
Earnings per share of common stock -
  on a fully diluted basis                 $15,095      9,684,284         $0.00
                                           =======      =========        =======

1997
Earnings per share of common stock-basic  $214,318      3,956,020         $0.05
Stock options, warrants and preferred
  stock equivalents                                      313,836            --
                                          -------      ----------       -------

Earnings per share of common stock -
on fully diluted basis                    $214,318      4,269,856         $0.05
                                           =======      =========        =======


6. RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

The Company conducted a review of the accounting treatment of the Channel acquisition which was completed in the second quarter of 1998. The review determined the following adjustments were required to the previously reported financial statements as of June 30, 1998:

i) REVISION OF GOODWILL ON CHANNEL ACQUISITION
The acquisition was accounted for under the purchase method. The Company had recorded a goodwill of $91,647 to be amortized over ten years. Goodwill has now been revised to $3,997,700 to be amortized over ten years. The revision of the goodwill amount was due to the value assigned to the 4,184,810 shares issued for the Channel acquisition. The Company had recorded these shares at their par value of $0.004 and not at their quoted market price on the date the acquisition was announced which was $0.875 per share. The resulting restatement has increased goodwill amortization for the quarter ended June 30, 1998. This change only affects non-cash amortization of intangible assets and does not impact cash flows, cash balances, or liabilities of the Company in any way.

ii) CHANGE OF EFFECTIVE DATE OF CHANNEL ACQUISITION
The acquisition of Channel did not close until May 31, 1998, however, the Company had previously accounted for the acquisition with an effective date of January 1, 1998. The effective date of the acquisition has now been changed to May 31, 1998 as the transfer of assets and liabilities to Hitcom did not occur until the closing of the acquisition.

A summary of the significant effects of the restatements are as follows:

                                    Three-Months Ended      Six-Months Ended
                                    June 30, 1998            June 30, 1998
                                    ---------------------   --------------------
                                                    As                   As
                                       As       Previously    As      Previously
                                    Restated     Reported  Restated    Reported
                                    ---------    --------  ---------  ----------
Statement of Operations:
  Net service revenue            $ 907,584    $1,110,811  $1,704,762  $2,241,584
  Cost of Services                 434,972       558,549     841,742   1,163,280
  Gross Margin                     472,612       552,262     863,020   1,078,304
  Selling General & Administrative 318,221       446,705     721,943     966,060
  Amortization of goodwill          33,314         4,582      33,314       4,582
  Net income                     $  41,983    $   46,822  $   15,095  $   43,828


                                                             June 30, 1998
                                                        ------------------------
                                                                        As
                                                           As       Previously
                                                         Restated    Reported
                                                        ----------   -----------
Balance Sheet
  Data:
     Goodwill                                           $3,964,386   $   87,065
     Total assets                                        4,975,532    1,098,211
     Total shareholders' equity (deficit)               $3,151,183   $ (726,138)


7. SUBSEQUENT EVENT

On July 29, 1998, the Company purchased its 20% minority interest ($186,452) in One Plus Marketing, Inc. for $1.

ITEM 2 - Management's Discussion and Analysis

Overview
The Company principally derives its revenues through two operating subsidiaries:

CHANNEL TELECOM INC. (Channel)
Effective May 31, 1998, HitCom acquired Channel, a prepaid telecommunication services company based in Canada. Channel currently provides its retail services by marketing Prepaid Cards, primarily under the Phone Cash and Phone Saver brand name, through an extensive network of independent retail outlets (through independent sales agents) and distributors throughout Canada. Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities, and believes that its Prepaid Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. This acquisition expanded the Company's services and provided access to the Canadian marketplace. Hitcom issued 3,975,570 in shares of Common stock and $37,500 in cash for all of the outstanding stock of Channel. Hitcom issued a further 309,240 in shares of Common Stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. Hitcom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since May 31, 1998.

ONE PLUS MARKETING INC. (One Plus)
One Plus derives its revenues from the sale of interactive voice response/voice processing services to the independent agents of Direct Sales Organizations
(DSO). Therefore, One Plus is dependent upon the DSOs to provide referrals of their sales agents to use the services. The revenues of One Plus are derived primarily in the United States.

                             RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 (AS RESTATED) COMPARED WITH QUARTER ENDED JUNE 30, 1997

NET  REVENUES
Net revenues decreased to $907,584 for the quarter ended June 30, 1998 from $944,768 for the same period in 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards.

COST OF SALES
Cost of sales decreased to 52% of revenue ($434,972) for the quarter ended June 30, 1998 from 56% of revenue ($533,714) for the same period in 1997. Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. The decrease in cost of services was primarily attributable to decrease in carrier charges for One Plus as the Company was able to renegotiate its long distance per minute rate with its current service provider.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A):
SG&A expenses decreased to $318,221 (35% of sales) for the quarter ended June 30, 1998 from $322,991 (34% of sales) for the same period quarter in 1997.

GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $33,314 for the quarter ended June 30, 1998.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $34,658 for the quarter ended June 30, 1998 from $25,562 for the same period in 1997. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense and the acquisition of Channel.

OTHER INCOME (EXPENSE) - NET:
Other expense was $29,280 for the quarter ended June 30, 1998 as compared to net income of $48,481 for the same period in 1997. This was attributable to increased bank borrowings in 1998.


MINORITY  INTEREST
Minority interest expense decreased to $15,157 for the quarter ended June 30, 1998 from $32,746 for the same period in 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. On July 29, 1998, subsequent to the end of the quarter, the Company purchased its 20% minority interest ($186,452) in One Plus Marketing, Inc. for $1.


NET INCOME
Net income decreased to $41,983 for the quarter ended June 30, 1998 from $78,236 for the same period in 1997. Decrease in operating income is primarily due to the goodwill amortization of $33,314.


SIX-MONTHS ENDED JUNE 30, 1998 (AS RESTATED) COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

NET  REVENUES
Net revenues decreased to $1,704,762 for the six-months ended June 30, 1998 from $1,780,558 for the same period in 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards.

COST OF SALES
Cost of sales decreased to 49% of revenue ($841,742) for the six-months ended June 30, 1998 from 59% of revenue ($1,062,548) for the same period in 1997. Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. The decrease in cost of services was primarily attributable to decrease in carrier charges for One Plus as the Company was able to renegotiate its long distance per minute rate with its current service provider.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A):
SG&A expenses increased to $721,943 (42% of sales) for the six-months ended June 30, 1998 from $485,233 (27% of sales) for the same period in 1997. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $33,314 for the six-months ended June 30, 1998.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $56,308 for the six-months ended June 30, 1998 from $38,669 for the same period in 1997. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense and the acquisition of Channel.

OTHER INCOME (EXPENSE) - NET:
Other expense was $16,028 for the six-months ended June 30, 1998 as compared to net income of $52,956 for the same period in 1997. This was attributable to increased bank borrowings in 1998.

MINORITY  INTEREST
Minority interest expense decreased to $20,332 for the six-months ended June 30, 1998 from $32,746 for the same period in 1997. Minority interest represents a 20% ownership interest in the Company's subsidiary One Plus owned by the major stockholder of the Company. On July 29, 1998, subsequent to the end of the quarter, the Company purchased its 20% minority interest ($186,452) in One Plus Marketing, Inc. for $1.

NET INCOME
Net income decreased to $15,095 for the six-months ended June 30, 1998 from $214,318 for the same period in 1997. Decrease in net income is primarily due to increased SG&A expenses, increased interest expense and the goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1998 increased to $172,642 from $158,132 at June 30, 1997. The Company's liquidity requirements were largely used by investment needs including capital expenditures and the Channel acquisition. These requirements were funded by increased bank borrowings.


Cash Flows from Investing Activities
Cash used for capital expenditures and acquisitions increased to $207,512 for the six month period ended June 30, 1998 from $35,273 for the same period in 1997. This was primarily as a result of significant new capital expenditures of $52,321 to enhance and expand the Company's network facilities. The Channel acquisition and its related costs net of cash acquired utilized the remaining $155,191 in investing activities.

Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities
Cash provided by financing activities was $225,423 for the six-months period ended June 30, 1998 as compared to repayments of $104,135 for the same period in 1997. During the second quarter 1998, the Company restructured its existing credit facilities. The Company obtained two separate credit facilities making available $535,000 with a commercial bank secured by a security agreement covering all of the assets of the Company and personal guarantee from the Company's major shareholder. Bank loan repayment is at $8,000 per month inclusive of interest and principal. The credit facilities bear interest between bank's prime rate plus one-half percent (prime was 8.5% at June 30, 1998) and 9% fixed rate and expires on May 1, 2001. At June 30, 1998, approximately $330,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.


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

In additional to assessing its own systems, the Company is conducting an external review of its suppliers, and any other third parties with which it does business, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular the Company may experience problems to the extent that telecommunications carriers to which the Company sends traffic for termination are not Year 2000 compliant. The Company's ability to determine the ability of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruption in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited.

The Company believes it will complete its evaluation of Year 2000 issues by June 30, 1998 and all necessary actions will be implemented by September 30, 1998.

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


                               HITCOM CORPORATION
                               (Registrant)



                       By:     /s/ John S. Nashmi
                               -----------------------
                               John S. Nashmi,
                               Chief Financial Officer and Corporate Secretary

                       Date:   June 4, 1999