Form 10QSB/A
period 1998-09-30
HITCOM CORP
filed 1999-06-07
CIK 1019157

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

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 15, 1998 -

                      Class                      Shares Outstanding
                 Common Stock                          12,294,299

      Transitional Small Business Disclosure Format (check one):

      Yes [  ]                  No  [X]

================================================================================
The Company conducted a review of the accounting treatment of the Channel acquisition which was completed in the second quarter of 1998. The review determined the following adjustments were required to the previously reported financial statements as of September 30, 1998:

i) REVISION OF GOODWILL ON CHANNEL ACQUISITION
The acquisition was accounted for under the purchase method. The Company had recorded a goodwill of $91,647 to be amortized over ten years. Goodwill has now been revised to $3,997,700 to be amortized over ten years. The revision of the goodwill amount was due to the value assigned to the 4,184,810 shares issued for the Channel acquisition. The Company had recorded these shares at their par value of $0.004 and not at their quoted market price on the date the acquisition was announced which was $0.875 per share. The resulting restatement has increased goodwill amortization for the three-month and nine-month periods ended September 30, 1998. This change only affects non-cash amortization of intangible assets and does not impact cash flows, cash balances, or liabilities of the Company in any way.

ii) CHANGE OF EFFECTIVE DATE OF CHANNEL ACQUISITION
The acquisition of Channel did not close until May 31, 1998, however, the Company had previously accounted for the acquisition with an effective date of January 1, 1998. The effective date of the acquisition has now been changed to May 31, 1998 as the transfer of assets and liabilities to Hitcom did not occur until the closing of the acquisition. This change did not have any impact on the three-month period ending September 30, 1998; the impact was only on the nine-month period ending September 30, 1998.

A summary of the significant effects of the restatement are outlined in Note 5.
================================================================================

Item 1 - FINANCIAL STATEMENTS


HITCOM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)


                              ASSETS

                                               September 30,
                                                  1998
                                               ------------
                                               (AS RESTATED
                                                SEE NOTE 5)

Current assets:
     Cash and cash equivalents                   $   44,334
     Accounts receivable--net of allowance
        for doubtful accounts of $9,122             447,212
     Prepaid expenses and other                      16,255
                                                 ----------
     Total current assets                           507,801

Property and equipment--net                         337,946
Goodwill, net of amortization                     3,864,443
Other assets                                         36,055
                                                  ---------
Total                                            $4,746,245
                                                 ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Current portion of long-term obligations       139,906
     Accounts payable and accrued expenses          878,534
     Deferred revenue                               301,702
                                                  ---------
     Total current liabilities                    1,320,142

Long-term obligations, less current portion         246,180


Commitments and contingencies


Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value,
       5,000,000 authorized; 1,056,443
       issued and outstanding                         1,054
    Common stock, $.004 par value--
       25,000,000 authorized; 12,172,549
       issued; 12,165,299  outstanding               48,698
     Additional paid in capital                   2,921,841
     Retained earnings                              228,126
     Treasury stock--at cost                        (19,796)
                                                 ----------
     Total stockholders' equity (deficit)         3,179,923
                                                 ----------
 Total                                           $4,746,245
                                                 ==========




   See accompanying  notes to the condensed consolidated financial statements.


HITCOM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)



                                            For the Three-Month            For the Nine-Month
                                        Period Ending September 30,     Period Ending September 30,
                                            1998            1997          1998            1997
                                        -------------------------       ------------------------
                                        (AS RESTATED                   (AS RESTATED
                                         SEE NOTE 5)                   SEE NOTE 5)



Net revenues                            $ 928,981       $  845,162     $2,552,225    $2,625,720
Cost of services                          589,076          481,070      1,326,533     1,528,325
------------------------------------------------------------------------------------------------
     Gross Margin                         339,905          364,092      1,225,692     1,097,395
------------------------------------------------------------------------------------------------

Selling, general and administrative       332,785          381,179        925,168       852,807
Amortization of goodwill                   99,942             -           133,256           -
Depreciation of property and equipment     23,448           21,213         79,756        59,882
------------------------------------------------------------------------------------------------
     Total operating expenses             456,175          402,392      1,138,180       912,689
------------------------------------------------------------------------------------------------

Operating income                         (116,270)         (38,300)        87,512       184,706

Other income (expense) --net              (17,811)          (4,234)       (33,840)       44,060
------------------------------------------------------------------------------------------------
Income before taxes expense and
   minority interest                     (134,081)         (42,534)        53,672       228,766

Provision for income taxes                    -               -
Minority interest                             -             12,672         20,332        45,418
------------------------------------------------------------------------------------------------

Income (loss) from continuing operations (134,081)         (55,206)        33,340       183,348

Loss from discontinued segment             25,397           47,523        177,723        71,759
------------------------------------------------------------------------------------------------

Net income                              $(159,478)       $(102,729)     $(144,383)   $  111,589
================================================================================================



            See accompanying  notes to the condensed consolidated financial statements.


HITCOM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         For the Three-Month             For the Nine-Month
                                                       Period Ending September 30,    Period Ending September 30,
                                                        1998            1997              1998          1997
                                                       ------------------------        -----------------------
                                                       (AS RESTATED                    (AS RESTATED
                                                        SEE NOTE 5)                     SEE NOTE 5)

Cash flows from operating activities:
    Net income                                       $(159,478)       $(102,729)      $(144,383)       $111,589

    Adjustments  to  reconcile  net  income to net
     cash  provided  by  operating activities:
       Amortization of goodwill                         99,942            -             133,256            -
       Depreciation of property and equipment           23,448          21,213           79,756          59,882
       Minority interest                                  -             12,672           20,332          45,418
       Common stock issued for services rendered          -               -              20,156            -
       Changes in assets and liabilities:
          Accounts receivable--net                     (37,402)        127,456         (115,238)       ( 85,044)
          Prepaid expenses and other                       618          23,591            2,670          47,796
          Other assets                                  11,614         (12,534)          50,836         (12,484)
          Accounts payable and accrued expenses        (66,996)       (101,308)         (54,310)       (359,927)
          Deferred revenue                               7,623          64,448         (127,660)         96,530
--------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities       (120,631)         32,809         (134,585)        (96,240)
--------------------------------------------------------------------------------------------------------------


Cash flows used in investing activities:
    Purchases of property and equipment                  2,758         (17,506)        (49,563)       (53,831)
    Acquisition of Channel Telecom, net of cash
        acquired                                          -               -           (155,191)           -
    Cash acquired in reverse acquisition                  -               -                             1,052
--------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                 2,758         (17,506)       (204,754)       (52,779)
--------------------------------------------------------------------------------------------------------------

Cash flows used in financing activities:
    Borrowings on debt obligations                      17,407            -            392,445           -
    Payments on debt obligations                       (17,943)           -           (181,671)          -
    Payments on capital leases                          (9,899)           -            (15,901)          -
    Repurchase of common stock                            -               -               -            (9,712)
    Shareholder distributions                             -               -               -           (94,423)
--------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)financing activities  (10,435)           -            194,873       (104,135)
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents             (128,308)         15,303        (144,466)      (253,154)
Cash and cash equivalents at beginning of period       172,642         158,132         188,800        426,589
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 44,334        $173,435        $ 44,334       $173,435
==============================================================================================================

Supplemental cash flow disclosures:
Cash paid for interest during the period              $  8,115         $ 2,337        $ 48,555        $ 7,939
Cash paid for taxes during the period                     -               -               -              -
 Non cash investing and financing activities:
  Common shares issued for acquisition and related
    costs of Channel Telecom Inc.                         -               -         $3,749,085           -
  Repayment of notes payable through issuance of
    common stock                                          -               -            $16,000           -

            See accompanying  notes to the condensed consolidated financial statements.

HITCOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hitcom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997. The results for the three-month period and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. All amounts presented are in US dollars.


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

4. EARNINGS PER SHARE

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
                                                         Weighted
                                                         Average       Per Share
                                           Income         Shares         Amount
1998
Earnings per share of common stock - basic $(159,478)   12,174,546       ($0.01)
Stock options, warrants and preferred
 stock equivalents                                           n/a            n/a
                                           ----------   ----------       -------
Earnings per share of common stock -
 on a fully diluted basis                  $(159,478)   12,174,546       ($0.01)
                                           ==========   ==========       =======

1997
Earnings per share of common stock - basic $(102,729)    7,920,264       ($0.01)
Stock options, warrants and preferred
 stock equivalents                                           n/a            n/a
                                           ----------   ----------       -------
Earnings per share of common stock -
 on fully diluted basis                    $(102,729)    7,920,264       ($0.01)
                                           ==========   ==========       =======


The details of earnings per share calculations for the nine-month period ending September 30, 1998, and 1997 are as follows:

                                                        Weighted
                                                         Average       Per Share
                                            Income        Shares         Amount

1998
Earnings per share of common stock - basic $(144,383)   9,827,655        ($0.02)
Stock options, warrants and preferred
  stock equivalents                                         n/a             n/a
                                           ----------   ----------       -------
Earnings per share of common stock -
  on a fully diluted basis                 $(144,383)   9,827,655        ($0.02)
                                           ==========   =========        =======

1997
Earnings per share of common stock-basic   $ 111,589     5,280,176        $0.02
Stock options, warrants and preferred
  stock equivalents                                        313,836            -
                                           ---------     ---------        ------

Earnings per share of common stock -
on fully diluted basis                     $ 111,589     5,594,012        $0.02
                                           =========     =========        ======


5. RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

The Company conducted a review of the accounting treatment of the Channel acquisition which was completed in the second quarter of 1998. The review determined the following adjustments were required to the previously reported financial statements as of September 30, 1998:

i) REVISION OF GOODWILL ON CHANNEL ACQUISITION
The acquisition was accounted for under the purchase method. The Company had recorded a goodwill of $91,647 to be amortized over ten years. Goodwill has now been revised to $3,997,700 to be amortized over ten years. The revision of the goodwill amount was due to the value assigned to the 4,184,810 shares issued for the Channel acquisition. The Company had recorded these shares at their par value of $0.004 and not at their quoted market price on the date the acquisition was announced which was $0.875 per share. The resulting restatement has increased goodwill amortization for the three-month and nine-month periods ended September 30, 1998 . This change only affects non-cash amortization of intangible assets and does not impact cash flows, cash balances, or liabilities of the Company in any way.

ii) CHANGE OF EFFECTIVE DATE OF CHANNEL ACQUISITION
The acquisition of Channel did not close until May 31, 1998, however, the Company had previously accounted for the acquisition with an effective date of January 1, 1998. The effective date of the acquisition has now been changed to May 31, 1998 as the transfer of assets and liabilities to Hitcom did not occur until the closing of the acquisition. This change did not have any impact on the three-month period ending September 30, 1998, the impact was only on the nine-month period ending September 30, 1998.

A summary of the significant effects of the restatements are as follows:

                                    Three-Months Ended      Nine-Months Ended
                                    September 30, 1998       September 30, 1998
                                    ---------------------   --------------------
                                                  As                     As
                                       As     Previously     As       Previously
                                    Restated   Reported   Restated     Reported
                                    ---------  --------   ---------   ----------
Statement of Operations:
  Net service revenue                                     $2,552,225 $3,089,047
  Cost of Services                                         1,326,533  1,648,071
  Gross Margin                                             1,225,692  1,440,976
  Selling General & Administrative                           925,168  1,140,453
  Amortization of goodwill       $  99,943   $    2,290      133,256      6,872
  Net income                       (61,826)    (159,478)    (144,383)   (17,999)
  Earnings per share             $  (0.005)  $   (0.013)  $  (0.02)  $   0.00

                                                            September 30, 1998
                                                        ------------------------
                                                                        As
                                                           As       Previously
                                                         Restated    Reported
                                                        ----------   -----------
Balance Sheet
  Data:
     Goodwill                                           $3,864,443   $   84,775
     Total assets                                        4,746,245      966,577
     Total shareholders' equity (deficit)               $3,179,923   $ (599,745)


6. ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

August 10, 1998, the company purchased the remaining 20% minority interest in One Plus Marketing, Inc. that it did not already own for $1.


7.  SUBSEQUENT EVENT

October 1, 1998, the Company issued Convertible Debentures totaling $528,000 in aggregate principal amount with interest at 8% per annum payable semiannually. The Debentures are scheduled to mature on October 1, 2003.



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

                             RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 (AS RESTATED) COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

NET  REVENUES
Net revenues increased 10% to $928,981 for the quarter ended September 30, 1998 from $845,162 for the same period in 1997. Increase was primarily due to the Channel acquisition which provided revenue of $473,566 in the quarter.

COST OF SALES
Cost of sales increased to 63% of revenue ($589,076) for the quarter ended September 30, 1998 from 56% of revenue ($481,070) for the same period in 1997. Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services

SELLING, GENERAL AND ADMINISTRATIVE (SG&A):
SG&A expenses decreased to $332,785 (36% of sales) for the quarter ended September 30, 1998 from $381,179 (45% of sales) for the same period quarter in 1997.

GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $99,942 for the quarter ended September 30, 1998.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $23,448 for the quarter ended September 30, 1998 from $21,213 for the same period in 1997. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense and the acquisition of Channel.

OPERATING LOSS
Operating loss increased to $116,270 for the quarter ended September 30, 1998 from $38,300 for the same period in 1997. Increase in operating loss is primarily due to the goodwill amortization of $99,942 in 1998.

OTHER INCOME (EXPENSE) - NET:
Other expense was $17,811 for the quarter ended September 30, 1998 as compared to net expense of $4,234 for the same period in 1997. This was attributable to increased interest charges due to increased bank borrowings in 1998.

MINORITY  INTEREST
Effective August 1, 1998, HitCom acquired the remaining 20% minority interest of One Plus from HitCom's major shareholder for $1. Minority interest expense decreased to $zero for the quarter ended September 30, 1998 from $12,672 for the same period in 1997. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to HitCom and was added to additional paid in capital.

DISCONTINUED OPERATIONS
In August 1998, HitCom completed the sale of the customer accounts related to the Internet Service division (ISP) segment for $30,000. This segment had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP segment is reflected as discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, decreased to $25,397 for the quarter ended September 30, 1998 from $47,523 for the same period in 1997.

NET LOSS
Net loss increased to $159,478 for the quarter ended September 30, 1998 from $102,729 for the same period in 1997. Decrease in operating income is primarily due to the goodwill amortization of $99,942.



NINE-MONTHS ENDED SEPTEMBER 30, 1998 (AS RESTATED) COMPARED WITH NINE-MONTHS ENDED SEPTEMBER 30, 1997

NET  REVENUES
Net revenues decreased to $2,552,225 for the nine-months ended September 30, 1998 from $2,625,720 for the same period in 1997. Revenues are primarily generated from the Company's interactive voice response products and services and prepaid phone calling cards.

COST OF SALES
Cost of sales decreased to 52% of revenue ($1,326,533) for the nine-months ended September 30, 1998 from 58% of revenue ($1,528,325) for the same period in 1997. Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. The decrease in cost of services was primarily attributable to decrease in carrier charges for One Plus as the Company was able to renegotiate its long distance per minute rate with its current service provider.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A):
SG&A expenses increased to $925,168 (36% of sales) for the nine-months ended September 30, 1998 from $852,807 (32% of sales) for the same period in 1997. The primary reason for the increase is attributable to the additional costs of administrative support functions to enhance the management of the Company along with the costs associated with becoming an SEC reporting public company.

GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $133,256 for the nine-months ended September 30, 1998.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $79,756 for the nine-months ended September 30, 1998 from $59,882 for the same period in 1997. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense and the acquisition of Channel.

OPERATING INCOME
Operating income decreased to $87,512 for the nine-months ended September 30, 1998 from $184,706 for the same period in 1997. Increase in operating loss is primarily due to the goodwill amortization of $133,256 in 1998.

OTHER INCOME (EXPENSE) - NET:
Other expense was $33,840 for the nine-months ended September 30, 1998 as compared to net income of $44,060 for the same period in 1997. This was attributable to increased interest charges due to increased bank borrowings in 1998.

MINORITY  INTEREST
Effective August 1, 1998, HitCom acquired the remaining 20% minority interest of One Plus from HitCom's major shareholder for $1. Minority interest expense decreased to $20,332 for the nine-months ended September 30, 1998 from $45,418 for the same period in 1997. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to HitCom and was added to additional paid in capital.

DISCONTINUED OPERATIONS
In August 1998, HitCom completed the sale of the customer accounts related to the Internet Service division (ISP) segment for $30,000. This segment had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP segment is reflected as discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, increased to $177,723 for the nine-months ended September 30, 1998 from $71,759 for the same period in 1997.

NET INCOME
Net loss was $144,383 for the nine-months ended September 30, 1998 as compared to net income of $111,589 for the same period in 1997. Decrease in net income is primarily due to increased SG&A expenses, increased interest expense and the goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1998 decreased to $44,334 from $173,435 at September 30, 1997. The Company's liquidity requirements were largely used by operating activities.

Cash Flows from Investing Activities
Cash used for capital expenditures and acquisitions increased to $204,754 for the nine-month period ended September 30, 1998 from $52,779 for the same period in 1997. This was primarily as a result of significant new capital expenditures of $49,563 to enhance and expand the Company's network facilities. The Channel acquisition and its related costs net of cash acquired utilized the remaining $155,191 in investing activities.

Although management anticipates that the Company will continue to expand, there can be no assurances that the Company's expansions plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting telecommunication businesses.

Cash Flows from Financing Activities
Cash provided by financing activities was $194,873 for the nine-months period ended September 30, 1998 as compared to repayments of $104,135 for the same period in 1997. During the second quarter 1998, the Company restructured its existing credit facilities. The Company obtained two separate credit facilities making available $535,000 with a commercial bank secured by a security agreement covering all of the assets of the Company and personal guarantee from the Company's major shareholder. Bank loan repayment is at $8,000 per month inclusive of interest and principal. The credit facilities bear interest between bank's prime rate plus one-half percent (prime was 8.5% at September 30, 1998) and 9% fixed rate and expires on May 1, 2001. At September 30, 1998, approximately $310,000 of the credit arrangements available have been used by the Company. The amount drawn from the credit arrangements were used by the Company to retire current debt obligations, cash payments for the Channel acquisition and capital expenditures.


YEAR 2000 COMPUTER PROGRAM FAILURE

A significant percentage of the software that runs most of the computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. HitCom is in the process of evaluating and implementing Year 2000 compliance programs to ensure that its software, systems and equipment are Year 2000 compliant and to ensure that the software and technology of their third party vendors and customers are also Year 2000 compliant. The Company has not incurred any Year 2000 costs as at September 30, 1998 and has preliminarily determined that it will not experience any material Year 2000 risks or expenditures to bring its systems compliant with Year 2000 issues.

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

The Company believes it will complete its evaluation of Year 2000 issues by September 30, 1999 and all necessary actions will be implemented by September 30, 1999.

The Company currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that its compliance testing will not detect unanticipated Year 2000 compliance problems. HitCom does not currently have contingency plans to prepare for a Year 2000 failure, however, it does plan to develop one by September 30, 1999. There can be no assurance that such contingency plans will be adequate. If either HitCom's and/or third parties are not Year 2000 compliant as of such date and if such contingency plans are inadequate or fail to address a particular Year 2000 risk, HitCom may be required to incur unanticipated costs, change relationships with third parties, forego revenues or be subjected to other material adverse effects.


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


Item 6 - Exhibits and Reports on Form 8-K

A. Exhibits


3.1*     Certificate of Incorporation, as amended
3.2*     Bylaws
4.1*     Certificate of Designation for 8% Convertible Preferred Stock
10.1* Share Exchange Agreement Between HitCom Corporation and Scott Beil dated April 14, 1997
10.2*    Stock  Purchase   Agreement   Between  HitCom   Corporation  and  Rajan
         Arora/Jeffrey Shier and The Jeffrey Samuel Shier Family Trust For Purchase of All Outstanding Stock of Channel Telecom Inc. dated February 18, 1998
10.4 Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1998 regarding forgiveness of indebtedness.
10.5 Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1998 regarding 20% minority interest in One Plus Marketing, Inc.
10.6 Letter agreement between registrant and Scott A. Beil dated August 11, 1998 regarding voting of stock in registrant.
21.1*    List of Subsidiaries of Registrant
27.0     Financial  Data Schedule

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

                       Date:   June 7, 1999