Form 10QSB
period 1999-03-31
HITCOM CORP
filed 1999-06-08
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

      Yes [ ]      No [X]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of May 14, 1999 -

                      Class                      Shares Outstanding
                 Common Stock                          12,328,221

      Transitional Small Business Disclosure Format (check one):

      Yes [ ]      No  [X]

               PART I - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS


HITCOM CORPORATION
Condensed Consolidated Balance Sheet
(unaudited)

                                     ASSETS

                                                            March 31,
                                                              1999
                                                           ----------
Current Assets:
   Cash and cash equivalents                               $  204,118
   Accounts receivable, net of allowance for
     doubtful accounts of $51,250                             636,595
   Inventory                                                   27,928
   Other current assets                                        14,676
--------------------------------------------------------------------------------
     Total current assets                                     883,317
--------------------------------------------------------------------------------

 Property and equipment, net                                  377,325
 Goodwill, net of amortization of $333,142                  3,664,558
 Investment in service bureau                                  23,440
--------------------------------------------------------------------------------
                                                           $4,948,640
================================================================================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Revolving line of credit                             $  137,746
      Accounts payable                                      1,004,109
      Deferred revenue                                        450,564
      Due to officers and directors                            48,925
      Current portion of long-term obligations                 82,156
      Net liability for discontinued segment                   31,724
--------------------------------------------------------------------------------
           Total current liabilities                        1,755,224
--------------------------------------------------------------------------------

 Long term obligations                                        761,679
--------------------------------------------------------------------------------
 Total liabilities                                          2,516,903
--------------------------------------------------------------------------------
 Shareholders' equity
   Convertible preferred stock $.001 par value,
     liquidation preference of $0.80 per share
     ($764,239  aggregate  liquidation  preference),
     convertible into 0.25 shares of common stock;
     5,000,000 authorized; 955,298 issued and outstanding         955
   Common stock $.004 par value, 25,000,000 authorized;
     12,328,221 issued; 12,320,971 outstanding                 49,313
   Additional paid in capital                               2,901,705
   Accumulated deficit                                       (504,934)
   Cumulative foreign  currency translation  adjustment         4,494
   Treasury  stock - at cost; 7,250 common stock              (19,796)
--------------------------------------------------------------------------------
                                                            2,431,737
--------------------------------------------------------------------------------

                                                           $4,948,640
================================================================================

    See accompanying notes to the condensed consolidated financial statements

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

                                                         Three-Month Period
                                                           Ended March 31,
                                                         1999           1998
                                                      -------------------------

Net service revenues                                  $1,418,692     $  772,523
Cost of services                                       1,168,743        368,311
--------------------------------------------------------------------------------
     Gross margin                                        249,949        404,212
--------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                 332,082        334,248
     Amortization of goodwill                             99,943           -
     Depreciation of property and equipment               33,422         21,650
--------------------------------------------------------------------------------
     Total operating expenses                            465,447        355,898
--------------------------------------------------------------------------------
Operating income (loss)                                 (215,498)        48,314

Other income (expense)
     Interest expense                                    (26,345)       (12,096)
     Interest income                                       1,207         21,562
--------------------------------------------------------------------------------
 Total other income (expense)                            (25,138)         9,466
--------------------------------------------------------------------------------
Income (loss) before taxes and minority interest        (240,636)        57,780

Provision for income taxes                                  -              -
Minority interest                                           -            27,007
--------------------------------------------------------------------------------
Income (loss) from continuing operations                (240,636)        30,773

Loss from discontinued segment:                             -            79,492
--------------------------------------------------------------------------------

Net loss                                              $ (240,636)    $  (48,719)
================================================================================

Net loss available to common shareholders             $ (240,636)    $  (48,719)
================================================================================

Basic and diluted earnings (loss) per share
    Income (loss) from continuing operations          $ (0.02)       $   -
    Loss from discontinued segment                    $   -          $ (0.01)
--------------------------------------------------------------------------------
    Net loss                                          $ (0.02)       $ (0.01)
================================================================================

Weighted average shares - basic                       12,257,092      7,944,042
Weighted average shares - diluted                     12,257,092      7,944,042

    See accompanying notes to the condensed consolidated financial statements

 HITCOM CORPORATION
 Condensed Consolidated Statement of Cash Flows
 (unaudited)
                                                            Three-Month Period
                                                              Ended March 31,
                                                              1999       1998
                                                           --------------------
Operating activities:
  Net loss                                                $(240,636)  $ (48,719)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Goodwill amortization                                    99,943        -
    Depreciation                                             33,422      21,650
    Minority interest in earnings of subsidiary                -         27,007
    Issuance of common shares for services                     -         20,156
    Equity in loss of affiliated Company                       (357)       -
    Changes in assets and liabilities, excluding acquisition:
      Accounts receivable--net                             (147,535)        791
      Inventory                                                (720)       -
      Other assets                                           (3,424)     11,865
      Accounts payable and accrued expenses                  29,558     (48,700)
      Deferred revenue                                       60,484      29,504
--------------------------------------------------------------------------------
    Net cash used in operating activities                  (169,265)     13,554
--------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment                       (68,935)    (17,298)
--------------------------------------------------------------------------------
    Net cash used in investing activities                   (68,935)    (17,298)
--------------------------------------------------------------------------------

Financing activities:
  Proceeds from bank term loan                               30,000        -
  Repayment of bank term loan                               (16,823)       -
  Repayment of capital leases                                (9,510)     (2,160)
  Repayment of due to officers and directors                 (9,578)       -
  Increase in revolving line of credit                      107,746        -
--------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       101,834      (2,160)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (136,366)     (5,904)
Cash and cash equivalents at beginning of period            340,484     188,800
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  204,118   $ 182,896
================================================================================

Supplemental disclosure of cash flow information
 Cash paid for interest during the period                $   15,745   $   4,182
 Cash paid for income taxes during the period                  -           -
 Non cash investing and financing activities:
  Conversion of preferred shares into common shares      $      119  $        4

   See accompanying notes to the condensed consolidated financial statements

                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of HitCom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All amounts presented are in US dollars.


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


4.       EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                              THREE-MONTH PERIOD ENDED MARCH 31,
                                                   1999               1998
                                               --------------------------------
NUMERATOR:
Net loss available to common shareholders        $( 240,636)         $(  48,719)

DENOMINATOR:
Denominator for basic earnings (loss) per share -
  weighted-average shares                         12,257,092          7,944,042

Dilutive potential common shares - Adjusted
  weighted-average shares and assumed conversions 12,257,092          7,944,042
--------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share:       $ (0.02)            $(0.01)
================================================================================

At March 31, 1999, employee stock options to purchase 392,917 common shares, convertible preferred stock, totaling 268,344 common shares, convertible debentures, totaling 1,056,000 common shares, and warrants, totaling 155,000 common shares, were excluded from the computation of diluted earnings per share as such options, convertible preferred stock, convertible debentures and warrants are anti-dilutive due to the net loss available to common shareholders.


5.       PRO FORMA EFFECTS OF CHANNEL ACQUISITION

The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the three month period ended March 31, 1998:

                                                             Three-Month Ended
                                                               March 31, 1998
                                                             -----------------
Net service revenues                                          $1,106,028
Cost of services                                                 566,273
--------------------------------------------------------------------------------
  Gross margin                                                   539,755
================================================================================

Net loss available to common shareholders                     $  (66,483)
================================================================================
Loss per share                                                $   (0.01)
================================================================================


6.       SEGMENTED INFORMATION


At March 31, 1999, HitCom has two separately managed business segments,

                                             CHANNEL     ONE PLUS      TOTAL

THREE MONTHS ENDED, MARCH 31, 1998
Revenues from external customers            $    -       $ 772,523    $ 772,523
Interest income                                  -          21,562       21,652
Interest expense                                 -          12,096       12,096
Depreciation                                     -          21,650       21,650
Segment loss                                     -         (48,719)     (48,719)
Segment assets                              $    -       $ 671,556    $ 671,556

THREE MONTHS ENDED, MARCH 31, 1999
Revenues from external customers            $ 910,043    $  508,649  $1,418,692
Interest income                                 1,123            84       1,207
Interest expense                                  383        25,962      26,345
Depreciation                                    9,422        24,000      33,422
Goodwill amortization                          99,943          -         99,943
Segment net income (loss)                    (245,493)        4,857    (240,636)
Segment assets                             $4,472,333    $  476,307  $4,948,640

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION

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


RESULTS OF OPERATION

THREE MONTHS ENDED March 31, 1999 COMPARED TO THREE MONTHS ENDED March 31, 1998

REVENUE
Total revenue increased 84% to $1,418,692 in the first quarter of 1999 from $772,523 for the same period in 1998. The increase is due to the Channel acquisition, which was consummated on May 31, 1998. Channel provided HitCom
$910,043 in revenue in the first quarter of 1999. Channel has experienced significant growth during the year due to increased usage of the Channel card, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

COST OF SERVICES:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 82% of revenue ($1,168,743) in the first quarter of 1999 from 48% of revenue ($368,311) for the same period in 1998. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services.

Channel will be completing the implementation of a new carrier-class Excel(R) switch in the Second Quarter of 1999. The new carrier-class switch is far superior to the PC based switch that the Company currently operates. The new switch will provide significant increase in call volume capacity over the current switch. However, of greater significance, the new switch is capable of concurrently utilizing numerous long distance carriers thereby resulting in greater choice in optimizing least cost routing which should decrease the Company's cost of services and correspondingly increase gross margin. Channel's cost of services in the first quarter of 1999 was significantly high due to the existing switch inability to utilize multiple carriers thereby not allowing efficient least cost routing utilization.


SELLING GENERAL & ADMINISTRATIVE (SG&A):
SG&A expenses decreased to 23% of revenue ($332,082) in the first quarter of 1999 from 43% of revenue ($334,248) for the same period in 1998. The significant increase in revenue due to Channel's acquisition, enabled the decrease of SG&A expense as a percentage of revenue.

GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $99,943 in the first quarter in 1999.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $33,422 in the first quarter of 1999 from $21,650 for the same period in 1998. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

NET INTEREST EXPENSE/INCOME:
Net interest expense was $25,138 in the first quarter of 1999 as compared to net other income of $9,466 for the same period in 1998. This was attributable to increased bank borrowings and interest expense on the convertible debentures issued in October 1998.

DISCONTINUED OPERATIONS
In August 1998, HitCom completed the sale of all of the Internet Service division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, was $79,492 for the first quarter of 1998.

EBITDA - CONTINUING OPERATIONS
EBITDA in the first quarter of 1999 was a loss of $82,133 as compared income of $69,964 in the first quarter of 1998. Decrease in EBITDA is due to the decrease in gross margin at Channel due to the existing switch inability to utilize multiple carriers thereby not allowing optimized least cost routing. The implementation of Channel's new carrier-class switch in the second quarter of 1999 should decrease cost of services and increase gross margin.

NET LOSS
Net loss in the first quarter of 1999 increased to $240,636 from $48,719 for the same period in 1998. Increase in net loss is due to the goodwill amortization of $99,943, and decrease in gross margin at Channel due to the existing switch inability to utilize multiple carriers thereby not allowing optimized least cost routing. The implementation of Channel's new carrier-class switch in the second quarter of 1999 should decrease cost of services and increase gross margin.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1999 decreased to $204,118 from $340,484 at December 31, 1998. The Company's liquidity requirements were largely used by working capital needs and investment needs including capital expenditures for the new switch for Channel. These requirements were funded by increased bank borrowings.

Cash used by operating activities in the first quarter of 1999 was $169,265 as compared to cash generated of $13,554 for the same period in 1998. Significant utilization of cash in the first quarter were the net cash loss of $107,271 and $147,535 increase in account receivable due to revenue growth at Channel. Increase in account payable - $29,558 - and deferred revenue - $60,484 were sources of working capital.

Cash used for capital expenditures in the first quarter of 1999 was $68,935 which was primarily used for the implementation of the new carrier-class switch at Channel.

Cash proceeds from financing activities in the first quarter of 1999 were $101,834 as compared to net repayments of $2,160 for the same period in 1998. Financing activities proceeds consisted primarily of increased bank borrowings through increases in revolving line of credit facilities.

At March 31, 1999, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in 1999 will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

In the first quarter of 1999, Channel obtained a new operating credit facility from a commercial bank in Canada for approximately $100,000. The new credit facility is secured by a general security agreement on Channel Telecom Inc., $50,000 Guaranteed Investment Certificate and corporate guarantees from HitCom.

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

HitCom believes that, based upon its present business plan and its existing cash resources and expected cash flow from operating activities; it will have sufficient liquidity to support operations at current levels. If HitCom's growth exceeds current expectations, or if HitCom obtains one or more attractive opportunities to purchase the business or assets of another company, or if HitCom's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, HitCom will need to raise additional capital from equity or debt sources.


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

NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
In June 1998, the FASB issued SFAS No. 133 "Accounting foe derivatives and hedging activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have significant impact on the Company's results of operations, financial position or cash flows.

SOP 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES
SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that the costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

3.1*     Certificate of Incorporation, as amended
3.2*     Bylaws
4.1*     Certificate of Designation for 8% Convertible Preferred Stock
10.1* Share Exchange Agreement Between HitCom Corporation and Scott Beil dated April 14, 1997
10.2*    Stock  Purchase   Agreement   Between  HitCom   Corporation  and  Rajan
         Arora/Jeffrey Shier and The Jeffrey Samuel Shier Family Trust For Purchase of All Outstanding Stock of Channel Telecom Inc. dated February 18, 1998
10.4** Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1998 regarding forgiveness of indebtedness.
10.5** Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1998 regarding 20% minority interest in One Plus Marketing

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

                       Date:   June 8, 1999