Form 10QSB
period 1999-06-30
HITCOM CORP
filed 1999-08-17
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

      Yes [ ]      No [X]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of May 14, 1999 -

                      Class                      Shares Outstanding
                 Common Stock                          12,360,133

      Transitional Small Business Disclosure Format (check one):

      Yes [ ]      No  [X]

               PART I - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS


HITCOM CORPORATION
Condensed Consolidated Balance Sheet
June 30, 1999
(unaudited)

                                     ASSETS


Current Assets:
   Cash and cash equivalents                               $  254,597
   Accounts receivable, net of allowance for
     doubtful accounts of $71,105                             590,722
   Inventory                                                   51,191
   Other current assets                                        21,332
--------------------------------------------------------------------------------
     Total current assets                                     917,842
--------------------------------------------------------------------------------

 Property and equipment, net                                  391,380
 Goodwill, net of amortization of $443,084                  3,564,616
 Investment in service bureau                                  23,440
--------------------------------------------------------------------------------
                                                           $4,897,278
================================================================================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Revolving line of credit                             $   45,000
      Accounts payable                                      1,367,728
      Deferred revenue                                        419,564
      Due to officers and directors                            30,087
      Current portion of long-term obligations                 76,619
      Net liability for discontinued segment                   18,368
--------------------------------------------------------------------------------
           Total current liabilities                        1,960,366
--------------------------------------------------------------------------------

 Long term obligations                                        754,290
--------------------------------------------------------------------------------
 Total liabilities                                          2,714,656
--------------------------------------------------------------------------------
 Shareholders' equity
   Convertible preferred stock $.001 par value,  liquidation preference of $0.80 per share ($764,239  aggregate  liquidation  preference),  convertible into
     0.25 shares of common stock;
     5,000,000 authorized; 955,298 issued and outstanding         955
   Common stock $.004 par value, 25,000,000 authorized;
     12,367,383 issued; 12,360,133 outstanding 49,441 Additional paid in capital 2,916,899 Accumulated deficit (769,240) Cumulative foreign currency translation adjustment 4,363 Treasury stock - at cost; 7,250 common stock (19,796)
--------------------------------------------------------------------------------
                                                            2,182,622
--------------------------------------------------------------------------------

                                                           $4,897,278
================================================================================

    See accompanying notes to the condensed consolidated financial statements

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

--------------------------------------------------------------------------------------------


                                            Three-Month Period          Six-Month Period
                                             Ended June 30,               Ended June 30,
                                           1999        1998            1999          1998

Net service revenues                   $1,728,234   $ 850,724       $3,146,926    $1,623,247
Cost of services                        1,428,169     369,148        2,596,912       737,459
--------------------------------------------------------------------------------------------
  Gross margin                            300,065     481,576          550,014       885,788
--------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative     423,418     258,135          755,499       592,384
  Amortization of goodwill                 99,943      33,314          199,885        33,314
  Depreciation of property and equipment   33,505      34,658           66,928        56,308
--------------------------------------------------------------------------------------------
     Total operating expenses             556,866     326,107        1,022,312       682,006
--------------------------------------------------------------------------------------------

Operating income (loss)                  (256,801)    155,469         (472,298)      203,782

Other income (expense) - net               (7,506)    (25,494)         (32,644)      (16,028)
--------------------------------------------------------------------------------------------
Income (loss) before taxes and
   minority interest                     (264,306)    129,975         (504,942)      187,754

Provision for income taxes                   -           -                -             -
Minority interest                            -         (6,675)            -           20,332
--------------------------------------------------------------------------------------------

Income (loss) from continuing operations (264,306)    136,650         (504,942)      167,422

Loss from discontinued segment,
     net of tax benefit                      -         72,835             -          152,327
--------------------------------------------------------------------------------------------

Net income (loss)                       $(264,306)   $ 63,815        $(504,942)   $   15,095
============================================================================================


Net income (loss) available to
     common shareholders                $(264,306)   $ 63,815        $(504,942)   $   15,095
============================================================================================

Basic and diluted earnings (loss) per share
 Income (loss) from continuing operations $ (0.02)   $  0.02         $ (0.04)      $ 0.02
 Loss from discontinued segment           $   -      $ (0.01)        $   -         $(0.02)
--------------------------------------------------------------------------------------------
    Net loss                              $ (0.02)   $  0.01         $ (0.04)      $  -
============================================================================================

Weighted average shares - basic          12,360,133   9,377,404     12,308,613    8,654,209
Weighted average shares - diluted        12,360,133  10,407,479     12,308,613    9,684,284

    See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------------------


 HITCOM CORPORATION
 Condensed Consolidated Statement of Cash Flows
 (unaudited)

                                                                             Three-Month Period          Six-Month Period
                                                                                Ended June 30,               Ended June 30,
                                                                               1999        1998            1999          1998
--------------------------------------------------------------------------------------------



Operating activities:
  Net loss                                                                  $(264,306)      $ 63,815      $(504,942)      $  15,095
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Goodwill amortization                                                  99,943          33,314        199,885          33,314
       Depreciation                                                           33,505          34,658         66,928          56,308
       Minority interest in earnings of subsidiary                                 -          (6,675)          -          20,332
       Issuance of common shares for services                                 15,322             -           15,560          20,156
       Changes in assets and liabilities, excluding acquisition:
          Accounts receivable--net                                            45,873         (12,835)      (101,662)        (77,836)
          Inventory                                                          (23,263)         22,037        (23,983)          2,052
          Other assets                                                        (6,655)         (3,106)       (10,436)         43,804
          Accounts payable and accrued expenses                              350,130         (77,718)       371,951         (12,011)
          Deferred revenue                                                   (31,000)       (164,787)        29,483        (135,283)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                          219,549        (111,297)        42,784         (34,069)
-----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchases of property and equipment                                      (47,560)        (25,786)      (116,496)        (52,321)
    Acquisition of Channel Telecom Inc., net of cash acquired                   -           (155,191)          -           (155,191)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                 (47,560)       (180,977)      (116,496)       (207,512)
-----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from (repayment of) bank term loan                               (9,926)        208,119          1,241         211,310
    Repayment of capital leases                                                 -             (3,891)          -             (6,002)
    Issuance of comon stock                                                     -             20,115           -             20,115
    Repayment of due to officers and directors                               (18,838)           -           (28,416)           -
    Increase (decrease) in revolving line of credits                         (92,746)           -            15,000             -
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) in financing activities                     (121,510)        224,343        (12,175)        225,423
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          50,479         (67,931)       (85,887)        (16,158)
Cash and cash equivalents at beginning of period                             204,118         240,573        340,484         188,800
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $      254,597  $      172,642  $     254,597  $      172,642
===================================================================================================================================


Supplemental disclosure of cash flow information
    Cash paid for interest during the period                          $        4,371          36,344         20,116          40,440
    Cash paid for income taxes during the period                                 -               -              -               -

    Non Cash investing and financing activities:
       Common shares issued for acquisition of Channel Telecom Inc.              -         3,749,085            -         3,749,085
       Conversion of preferred shares into common shares                         -                42            119              85

-----------------------------------------------------------------------------------------------------------------------------------



                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of HitCom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All amounts presented are in US dollars.


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

Prepaid card services
The Company's revenue originates from customer usage of (i) Company and cobranded prepaid calling cards sold through retailers, (ii) recharges of existing calling cards, and (iii) cards sold for promotional marketing campaigns. The Company sells cards to distributors and retailers with normal credit terms. When the distributor or retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue in accordance with the terms of the card as the ultimate card users utilize calling time and service fees. The terms of the card refer to the rates, fees and expiration dates of the card. All prepaid cards sold by the Company expire upon either six or twelve months after second usage. Upon expiration and cancellation of the prepaid phone card, the Company recognizes the related deferred amount as revenue.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel Telecom acquisition effective May 31, 1998, and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition.


4.       PRO FORMA EFFECTS OF CHANNEL ACQUISITION

The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the three-month and six-month periods ended June 30, 1998:

                            Three-Month Ended                   Six-Month Ended
                              June 30,_1998                      June 30,_1998
                            ------------------                  ----------------

Net service revenues             $1,110,811                          $2,241,584
Cost of services                    558,549                           1,163,280
--------------------------------------------------------------------------------
  Gross margin                      552,262                           1,078,304
--------------------------------------------------------------------------------

Net income available to common
 shareholders                    $   46,882                          $   43,828
--------------------------------------------------------------------------------
Income per share                 $    0.01                           $     0.01
--------------------------------------------------------------------------------

                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       SEGMENTED INFORMATION


At June 30, 1999, HitCom has two separately managed business segments,

                                         Channel       One Plus       Total

THREE MONTHS ENDED, JUNE 30, 1998
Revenues from external customers        $ 169,566    $  681,158    $   850,724
Other expense, net                           -          (25,494)        (25,494)
Depreciation                                2,100        32,558          34,658
Goodwill amortization                      33,314          -             33,314
Segment net income (loss)Segment loss     (45,814)      109,629          63,815

THREE MONTHS ENDED, JUNE 30, 1999
Revenues from external customers        $1,357,592   $  370,462    $  1,728,234
Other expense                                 (879)      (6,627)         (7,506)
Depreciation                                 9,505       24,000          33,505
Goodwill amortization                       99,943         -             99,943
Segment loss                              (208,691)     (66,694)       (264,306)


SIX MONTHS ENDED, JUNE 30, 1998
Revenues from external customers       $   169,566    $1,453,681   $  1,623,247
Other expense, net                            -          (16,028)       (16,028)
Depreciation                                 2,100        54,208         56,308
Goodwill amortization                       33,314          -            33,314
Segment income (loss)                      (45,814)       60,909         15,095
Segment assets                           4,368,406       607,126      4,975,532

SIX MONTHS ENDED, JUNE 30, 1999
Revenues from external customers        $2,267,635    $  879,291     $3,146,926
Other expense, net                         (11,262)      (21,382)       (32,644)
Depreciation                                18,928        48,000         66,928
Goodwill amortization                      199,885          -           199,885
Segment loss                              (475,264)      (29,677)      (504,941)
Segment assets                          $4,554,466    $  342,812      4,897,278

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

In the second quarter of 1999, Channel expanded its switching facilities with the addition of a carrier class switch based in Toronto, Canada. The new switch was operational effective April 22, 1999, and provides Channel with significant increase in termination capacity as compared to the existing PC based switch.

One Plus Marketing Inc. (One Plus)
One Plus derives its revenues from the sale of interactive voice response/voice processing services to the independent agents of Direct Sales Organizations
(DSO). Therefore, One Plus is dependent upon the DSOs to provide referrals of their sales agents to use the services. The revenues of One Plus are derived primarily in the United States.


Results of Operation

THREE MONTHS ENDED June 30, 1999 COMPARED TO THREE MONTHS ENDED June 30, 1998

Revenue
Total revenue increased 103% to $1,728,234 in the second quarter of 1999 from $850,724 for the same period in 1998. The increase is due to the Channel acquisition, which was consummated on May 31, 1998. Channel provided HitCom $1,357,592 in revenue in the second quarter of 1999 as compared to $169,566 for the same period in 1998. Channel has experienced significant growth during the year due to increased usage of the Channel card, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

Revenue for One Plus declined by 46% to $370,462 in the second quarter of 1999 from $681,158 for the same period in 1998.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 83% of revenue ($1,428,169) in the second quarter of 1999 from 43% of revenue ($369,148) for the same period in 1998. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services.

With the implementation of the new carrier-class Excel(R) switch in the Second Quarter of 1999, Channel was able to decrease cost of services and thereby increase gross margin over the first quarter of 1999. Channel's Cost of services decreased to 87% of revenue in the second quarter of 1999 from 97% of revenue in the first quarter of 1999. The new switch is capable of concurrently utilizing numerous long distance carriers thereby resulting in greater choice in optimizing least cost routing. Channel expects cost of services as a percentage of revenue to continually decrease for the remainder of 1999 as the full effect of improved lease cost routing capabilities of the new carrier class switch are

Selling General & Administrative (SG&A):
SG&A expenses decreased to 24% of revenue ($423,418) in the second quarter of 1999 from 30% of revenue ($258,135) for the same period in 1998. The significant increase in revenue due to Channel's acquisition, enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $99,943 in the second quarter in 1999 as compared to $33,314 for the same period in 1998.

Depreciation of property and equipment
Depreciation was $33,505 in the second quarter of 1999 as compared to $34,658 for the same period in 1998.

Discontinued Operations
In August 1998, HitCom completed the sale of all of the Internet Service division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, was $72,835 for the second quarter of 1998.

EBITDA - continuing operations
EBITDA in the second quarter of 1999 was a loss of $123,351 as compared income of $223,441 in the second quarter of 1998. Decrease in EBITDA is due to the decrease in gross margin at Channel due to not having the full effect in the quarter of the decrease in cost of services due to improved least cost routing capability of the new carrier-class switch. Also the significant decrease in the profitability of One Plus due to the decrease in One Plus revenue.

Net loss
Net loss in the second quarter of 1999 increased to $264,304 from a net income of $63,815 for the same period in 1998. Increase in net loss is due to the same reasons for the increase in EBITDA loss as well as the goodwill amortization of $99,943 in 1999 as compared to $33,314 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1999 increased to $254,597 from $204,118 at March 31, 1999. The Company's liquidity requirements were largely used by investment needs including capital expenditures for the new switch for Channel and financing needs including repayment of revolving line of credit. These requirements were funded primarily by operating activities.


Cash provided by operating activities in the second quarter of 1999 was $219,549 as compared to cash used of $111,297 for the same period in 1998. Significant working capital was provided by increase in account payable and accrued liabilities ($350,130) due to cost of services growth at Channel.



Cash used for capital expenditures in the second quarter of 1999 was $47,560 as compared to $180,977 for the same period in 1998. The 1999 investing activities were primarily used for the implementation of the new carrier-class switch at Channel while the 1998 investing activities were primarily used for the purchase of Channel.

Cash used by financing activities in the second quarter of 1999 was $121,510 as compared to net proceeds of $224,343 for the same period in 1998. Financing requirements in the 1999 quarter was used primarily for repayments on revolving line of credit bank facilities. In 1998, financing activities proceeds consisted primarily of increased bank borrowings


SIX MONTHS ENDED June 30, 1999 COMPARED TO SIX MONTHS ENDED June 30, 1998

Revenue
Total revenue increased 94% to $3,146,926 in the six-month period ended June30, 1999 from $1,623,247 for the same period in 1998. The increase is due to the Channel acquisition, which was consummated on May 31, 1998. Channel provided HitCom $2,267,635 in revenue in the six-month period ended June30, 1999 as compared to $169,566 for the same period in 1998. Channel has experienced significant growth during the year due to increased usage of the Channel card, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

Sales for One Plus declined by 40% to $879,291 in the six-month period ended June30, 1999 from $1,453,681 for the same period in 1998.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 83% of revenue ($2,596,912) in the six-month period ended June30, 1999 from 45% of revenue ($737,459) for the same period in 1998. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services.

With the implementation of the new carrier-class Excel(R) switch on April 22, 1999, Channel was able to decrease cost of services and thereby increase gross margin over the first quarter of 1999. Channel's Cost of services decreased to 87% of revenue in the second quarter of 1999 from 97% of revenue in the first quarter of 1999. The new switch is capable of concurrently utilizing numerous long distance carriers thereby resulting in greater choice in optimizing least cost routing. Channel expects cost of services as a percentage of revenue to continually decrease for the remainder of 1999 as the full effect of improved lease cost routing capabilities of the new carrier class switch are

Selling General & Administrative (SG&A):
SG&A expenses decreased to 24% of revenue ($755,499) in the six-month period ended June30, 1999 from 36% of revenue ($592,384) for the same period in 1998. The significant increase in revenue due to Channel's acquisition, enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $199,885 in the six-month period ended June 30, 1999 as compared to $33,314 for the same period in 1998.

Depreciation of property and equipment
Depreciation increased to $66,928 in the six-month period ended June30, 1999 as compared to $56,308 for the same period in 1998. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

Net Interest Expense (income):
Net interest expense was $32,644 in the six-month period ended June30, 1999 as compared to net interest expense of $16,028 for the same period in 1998. This was attributable to increased bank borrowings and interest expense on the convertible debentures issued in October 1998.

Discontinued Operations
In August 1998, HitCom completed the sale of all of the Internet Service division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, was $152,327 for the six-month period ended June 30, 1998.

EBITDA - continuing operations
EBITDA in the six-month period ended June30, 1999 was a loss of $205,484 as compared income of $293,404 in the same period of 1998. Decrease in EBITDA is due to the decrease in gross margin at Channel due to not having the full effect in the six-month period of the decrease in cost of services due to improved least cost routing capability of the new carrier-class switch. Also the significant decrease in the profitability of One Plus due to the decrease in One Plus revenue.

Net loss
Net loss in the six-month period ended June30, 1999 increased to $504,941 from a net income of $15,095 for the same period in 1998. Increase in net loss is due to the same reasons for the increase in EBITDA loss as well as the goodwill amortization of $199,885 in 1999 as compared to $33,314 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1999 decreased to $254,597 from $340,484 at December 31, 1998. The Company's liquidity requirements were largely used by investment needs including capital expenditures for the new switch for Channel. These requirements were funded primarily by working capital and cash reserves.

Cash provided by operating activities in the six-month period ended June30, 1999 was $42,784 as compared to cash used of $34,069 for the same period in 1998. Significant working capital was provided by increase in account payable and accrued liabilities ($371,951) due to cost of services growth at Channel.

Cash used for capital expenditures in the six-month period ended June30, 1999 was $116,496 as compared to $207,512 for the same period in 1998. The 1999 investing activities were primarily used for the implementation of the new carrier-class switch at Channel while the 1998 investing activities were primarily used for the purchase of Channel.

Cash used by financing activities in the six-month period ended June30, 1999 was $12,175 as compared to net proceeds of $225,423 for the same period in 1998. In 1998, financing activities proceeds consisted primarily of increased bank borrowings

In the six-month period ended June30, 1999, Channel obtained a new operating credit facility from a commercial bank in Canada for approximately $100,000. The new credit facility is secured by a general security agreement on Channel Telecom Inc., $50,000 Guaranteed Investment Certificate and corporate guarantees from HitCom.

At June 30, 1999, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in 1999 will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

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


YEAR 2000 COMPUTER PROGRAM FAILURE

A significant percentage of the software that runs most of the computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. HitCom is in the process of evaluating and implementing Year 2000 compliance programs to ensure that its software, systems and equipment are Year 2000 compliant and to ensure that the software and technology of their third party vendors and customers are also Year 2000 compliant. The Company has not incurred any significant Year 2000 costs as at June 30, 1999 and has determined that it will not experience any material Year 2000 risks or expenditures to bring its systems compliant with Year 2000 issues.

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

At June 30, 1999, the Company has completed its evaluation of Year 2000 issues and all necessary actions will be implemented by September 30, 1999.

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

                       Date:   August 16, 1999