Form 10QSB
period 1999-09-30
HITCOM CORP
filed 1999-11-16
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


       85 Scarsdale Road, Suite 202
       Toroto, Ontario, Canada                                M3B 2R2
      (Address of Principal Executive Offices)              (Zip Code)

          Issuer's Telephone Number, Including Area Code (314) 231-1000

      Check  whether the issuer:  (1) filed all reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ ]      No [X]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 30, 1999 -

                      Class                      Shares Outstanding
                 Common Stock                          12,358,206

      Transitional Small Business Disclosure Format (check one):

      Yes [ ]      No  [X]

               PART I - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS


HITCOM CORPORATION
Condensed Consolidated Balance Sheet
September 30, 1999
(unaudited)

                                     ASSETS


Current Assets:
   Cash and cash equivalents                               $  179,091
   Accounts receivable, net of allowance for
     doubtful accounts of $65,555                             663,165
   Inventory                                                   38,756
   Other current assets                                        43,931
--------------------------------------------------------------------------------
     Total current assets                                     924,943
--------------------------------------------------------------------------------

 Property and equipment, net                                  381,193
 Goodwill, net of amortization of $443,084                  3,464,674
 Investment in service bureau                                  23,083
--------------------------------------------------------------------------------
                                                           $4,793,893
================================================================================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Revolving line of credit                             $   45,000
      Accounts payable                                      1,426,454
      Deferred revenue                                        620,121
      Due to officers and directors                            21,441
      Current portion of long-term obligations                 74,840
      Net liability for discontinued segment                   16,916
--------------------------------------------------------------------------------
           Total current liabilities                        2,204,772
--------------------------------------------------------------------------------

 Long term obligations                                        739,164
--------------------------------------------------------------------------------
 Total liabilities                                          2,943,936
--------------------------------------------------------------------------------
 Shareholders' equity
   Convertible preferred stock $.001 par value,
     liquidation preference of $0.80 per share
     ($764,239  aggregate  liquidation  preference),
     convertible into 0.25 shares of common stock;
     5,000,000 authorized; 955,298 issued and outstanding         985
   Common stock $.004 par value, 25,000,000 authorized;
     12,367,383 issued; 12,360,133 outstanding                 49,432
   Additional paid in capital                               2,916,864
   Accumulated deficit                                     (1,082,240)
   Cumulative foreign currency translation adjustment         (15,288)
   Treasury stock - at cost;  7,250 common stock              (19,796)
--------------------------------------------------------------------------------
                                                            1,849,957
--------------------------------------------------------------------------------

                                                           $4,793,893
================================================================================

    See accompanying notes to the condensed consolidated financial statements

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

--------------------------------------------------------------------------------------------


                                           Three-Month Period          Nine-Month Period
                                           Ended September 30,         Ended September 30,
                                           1999        1998            1999          1998

Net service revenues                   $1,494,856   $ 928,981       $4,641,782    $2,552,225
Cost of services                        1,149,769     589,076        3,746,681     1,326,533
--------------------------------------------------------------------------------------------
  Gross margin                            345,087     339,905          895,101     1,225,692
--------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative     509,604     332,785        1,265,102       925,168
  Amortization of goodwill                 99,942      99,942          299,827       133,256
  Depreciation of property and equipment   30,526      23,448           97,454        79,756
--------------------------------------------------------------------------------------------
     Total operating expenses             640,072     456,175        1,662,383     1,138,180
--------------------------------------------------------------------------------------------

Operating income (loss)                  (294,985)   (116,270)        (767,282)       87,512

Other income (expense) - net              (18,015)    (17,811)         (50,660)      (33,840)
--------------------------------------------------------------------------------------------
Income (loss) before taxes and
   minority interest                     (313,000)   (134,081)        (817,942)       53,672

Provision for income taxes                   -           -                -             -
Minority interest                            -           -                -           20,332
--------------------------------------------------------------------------------------------

Income (loss) from continuing operations (313,000)   (134,081)        (817,942)       33,340

Loss from discontinued segment,
     net of tax benefit                      -         25,397             -          177,723
--------------------------------------------------------------------------------------------

Net income (loss)                       $(313,000)  $(159,478)       $(817,942)   $ (144,383)
============================================================================================


Net income (loss) available to
     common shareholders                $(313,000)  $(159,478)       $(817,942)   $ (144,383)
============================================================================================

Basic and diluted earnings (loss) per share
 Income (loss) from continuing operations $ (0.03)   $ (0.01)        $ (0.07)      $  -
 Loss from discontinued segment           $   -      $   -           $   -         $(0.02)
--------------------------------------------------------------------------------------------
    Net loss                              $ (0.03)   $ (0.01)        $ (0.07)      $(0.02)
============================================================================================

Weighted average shares - basic          12,358,206  12,174,546     12,325,106    9,827,655
Weighted average shares - diluted        12,358,206  12,174,546     12,325,106    9,827,655

    See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------------------


 HITCOM CORPORATION
 Condensed Consolidated Statement of Cash Flows
 (unaudited)

                                                                               Three-Month Period            Nine-Month Period
                                                                               Ended September 30,           Ended September 30,
                                                                               1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------------



Operating activities:
  Net loss                                                                  $(313,000)      $(159,478)    $(817,942)      $(144,383)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Goodwill amortization                                                  99,942          99,942        299,827         133,256
       Depreciation                                                           30,526          23,448         97,454          79,756
       Minority interest in earnings of subsidiary                               -               -             -             20,332
       Issuance of common shares for services                                    -               -           15,322          20,156
       Changes in assets and liabilities, excluding acquisition:
          Accounts receivable--net                                           (72,442)        (37,402)      (174,103)       (115,238)
          Inventory                                                           12,435             618        (11,548)          2,670
          Other assets                                                       (22,242)         11,614        (32,679)         50,836
          Accounts payable and accrued expenses                              (13,939)        (66,996)       382,106         (54,310)
          Deferred revenue                                                   200,557           7,623        230,040        (127,660)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                          (78,163)       (120,631)       (11,523)       (134,585)
-----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Proceeds from sale of (purchases of) property and equipment              (20,340)          2,758       (136,836)        (49,563)
    Acquisition of Channel Telecom Inc., net of cash acquired                   -                -             -           (155,191)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                 (20,340)          2,758       (136,836)       (204,754)
-----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from (repayment of) long term debt                              (18,357)        (10,435)       (40,972)        194,873
    Repayment of due to officers and directors                                41,354            -            12,938             -
    Increase (decrease) in revolving line of credits                            -               -            15,000             -
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) in financing activities                       22,997         (10,435)       (13,034)        194,873
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (75,506)       (128,308)      (161,393)       (144,466)
Cash and cash equivalents at beginning of period                             254,597         172,642        340,484         188,800
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $      179,091  $       44,334  $     179,091  $       44,334
===================================================================================================================================


Supplemental disclosure of cash flow information
    Cash paid for interest during the period                          $        4,371           8,115         20,116          40,440
    Cash paid for income taxes during the period                                 -               -              -               -

    Non Cash investing and financing activities:
       Common shares issued for acquisition of Channel Telecom Inc.              -               -              -         3,749,085
       Conversion of preferred shares into common shares                         -                25           119              85

-----------------------------------------------------------------------------------------------------------------------------------



                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of HitCom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All amounts presented are in US dollars.


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


4.       PRO FORMA EFFECTS OF CHANNEL ACQUISITION

The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the nine-month period ended September 30, 1998:

                                                               Nine-Month Ended
                                                              September 30, 1998
                                                              ------------------

Net service revenues                                                 $3,089,047
Cost of services                                                      1,648,071
--------------------------------------------------------------------------------
  Gross margin                                                        1,440,976
--------------------------------------------------------------------------------

Net loss available to common shareholders                            $  317,825
--------------------------------------------------------------------------------
Net loss per share                                                   $     0.03
--------------------------------------------------------------------------------

                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       SEGMENTED INFORMATION


At September 30, 1999, HitCom has two separately managed business segments,

                                         Channel       One Plus       Total

THREE MONTHS ENDED, SEPTEMBER 30, 1998
Revenues from external customers        $ 473,566    $  455,415    $    928,981
Other expense, net                           -          (17,811)        (17,811)
Depreciation                                2,100        21,348          23,448
Goodwill amortization                      99,942          -             99,942
Segment net income (loss)Segment loss    (126,822)      (32,656)       (159,478)

THREE MONTHS ENDED, SEPTEMBER 30, 1999
Revenues from external customers        $1,115,985   $  378,871    $  1,494,856
Other expense, net                          (6,100)     (11,915)        (18,015)
Depreciation                                 6,526       24,000          30,526
Goodwill amortization                       99,942         -             99,942
Segment loss                              (173,497)    (139,503)       (313,000)


NINE MONTHS ENDED, SEPTEMBER 30, 1998
Revenues from external customers       $   643,132    $1,909,093   $  2,552,225
Other expense, net                            -          (33,840)       (33,840)
Depreciation                                 4,200        75,556         79,756
Goodwill amortization                      133,256          -           133,256
Segment income (loss)                     (172,636)       28,253       (144,383)
Segment assets                           4,292,658       453,587      4,746,245

NINE MONTHS ENDED, SEPTEMBER 30, 1999
Revenues from external customers        $3,383,620    $1,258,162     $4,641,782
Other expense, net                         (17,362)      (33,298)       (50,660)
Depreciation                                25,454        72,000         97,454
Goodwill amortization                      299,827          -           299,827
Segment loss                              (648,761)     (169,181)      (817,942)
Segment assets                          $4,451,081    $  342,812      4,793,893

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Overview
The Company principally derives its revenues through two operating subsidiaries:

Channel Telecom Inc. (Channel)
Channel is a provider of long distance services to retail customers. Channel currently provides its retail services by marketing Prepaid Cards, primarily under the Phone Cash, Fone Buster and Phone Saver brand names, through an extensive network of independent retail outlets (through independent sales agents) and distributors throughout Canada. Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities, and believes that its Prepaid Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services.

In the second quarter of 1999, Channel expanded its switching facilities with the addition of a carrier class switch based in Toronto, Canada. The new switch provides Channel with significant increase in termination capacity as compared to the previous PC based switch.

One Plus Marketing Inc. (One Plus)
One Plus derives its revenues from the sale of interactive voice response/voice processing services to the independent agents of Direct Sales Organizations
(DSO). Therefore, One Plus is dependent upon the DSOs to provide referrals of their sales agents to use the services. The revenues of One Plus are derived primarily in the United States.


Results of Operation

THREE MONTHS ENDED September 30, 1999 COMPARED TO THREE MONTHS ENDED September 30, 1998

Revenue
Total revenue increased 61% to $1,494,856 in the third quarter of 1999 from $928,981 for the same period in 1998. Channel's Revenue increased 136% to $1,115,985 in the third quarter of 1999 as compared to $473,566 for the same period in 1998. Channel has experienced significant growth during the year due to increased usage of the Channel cards, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

Revenue for One Plus declined by 17% to $378,871 in the third quarter of 1999 from $455,415 for the same period in 1998.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 77% of revenue ($1,149,769) in the third quarter of 1999 from 63% of revenue ($589,076) for the same period in 1998. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services.

Channel's Cost of services decreased to 84% of revenue in the third quarter of 1999 from 87% of revenue in the second quarter of 1999. The decrease was due to the full effect of the cost savings achieved with the implementation of the new carrier-class switch in the Second Quarter of 1999. The new switch is capable of concurrently utilizing numerous long distance carriers thereby resulting in greater choice in optimizing least cost routing. Channel expects cost of services as a percentage of revenue to continually decrease for the remainder of 1999 as the full effect of improved least cost routing capabilities of the new carrier class switch takes place. Channel has continued to expand the number of carriers it uses to terminate its telecommunication traffic with the addition of another major international carrier. Channel now terminates its traffic through six different major international carriers.

Selling General & Administrative (SG&A):
SG&A expenses decreased to 34% of revenue ($509,604) in the third quarter of 1999 from 36% of revenue ($332,785) for the same period in 1998. The significant increase in revenue due to Channel's growth, enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $99,942 in the third quarters of 1999 and 1998.

Depreciation of property and equipment
Depreciation was $30,526 in the third quarter of 1999 as compared to $23,448 for the same period in 1998.

Discontinued Operations
In August 1998, HitCom completed the sale of all of the Internet Service division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, was $25,397 for the third quarter of 1998.

EBITDA - continuing operations
EBITDA in the third quarter of 1999 was a loss of $164,517 as compared income of $7,120 for the same period in 1998. Decrease in EBITDA is due to the decrease in gross margin at Channel due to increased competition in the markets that the Company operates and the loss at One Plus due to the decrease in One Plus revenue.

Net loss
Net loss increased to $313,000 in the third quarter of 1999 from $159,478 for the same period in 1998. Increase in net loss is due to the same reasons for the increase in EBITDA loss.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1999 decreased to $179,091 from $254,597 at June 30 1999. The Company's liquidity requirements were largely used by operating activities and purchases of property and equipment.

Cash used by operating activities in the third quarter of 1999 was $78,163 as compared to $120,631 for the same period in 1998. Significant working capital was provided by increase in deferred revenue ($200,557) due to increase in Channel's revenue. The EBITDA loss for the quarter and increase in account receivable were the primary usage of cash in 1999.

Cash used for capital expenditures in the third quarter of 1999 was $20,340 as compared to net proceeds of $2,758 for the same period in 1998.

Cash provided by financing activities in the third quarter of 1999 was $22,997 as compared to cash used of $10,435 for the same period in 1998. Financing requirements in the 1999 quarter was provided primarily by increase in Due to officers and directors for salary wages accrued but not paid.


NINE MONTHS ENDED September 30, 1999 COMPARED TO NINE MONTHS ENDED September 30, 1998

Revenue
Total revenue increased 82% to $4,641,782 in the nine-month period ended September 30, 1999 from $2,552,225 for the same period in 1998. The increase is primarily due to the Channel acquisition, which closed on May 31, 1998. Channel's revenues increased 426% to $3,383,620 in the nine-month period ended September 30, 1999 as compared to $643,132 for the same period in 1998. Channel has experienced significant growth during the year due to increased usage of the Channel card, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.

Sales for One Plus declined by 34% to $1,258,162 in the nine-month period ended September 30, 1999 from $1,909,093 for the same period in 1998.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services increased to 81% of revenue ($3,746,681) in the nine-month period ended September 30, 1999 from 52% of revenue ($1,326,533) for the same period in 1998. The increase in cost of services is primarily due to the Channel acquisition. Channel's business has a higher cost of services than One Plus due to significant international long distance traffic as compared to the traffic of One Plus which is only in North America. The international long-distance traffic is intensely competitive and therefore placing downward pressure on the prices Channel can sell its services.

With the implementation of the new carrier class switch in the second quarter of 1999, Channel has implemented cost saving programs to decrease cost of services as a percentage of revenue. The new switch is capable of concurrently utilizing numerous long distance carriers thereby resulting in greater choice in optimizing least cost routing. Channel expects cost of services as a percentage of revenue to continually decrease for the remainder of 1999 as the full effect of improved least cost routing capabilities of the new carrier class switch takes place. Channel has continued to expand the number of carriers it uses to terminate its telecommunication traffic with the addition of five new major international carriers in the nine-month period. Channel now terminates its traffic through six different major carriers. The increased number of carriers and increased termination traffic, has allowed Channel to continually negotiate lower termination rates to reduce cost of services.


Selling General & Administrative (SG&A):
SG&A expenses decreased to 27% of revenue ($1,265,102) in the nine-month period ended September 30, 1999 from 36% of revenue ($925,168) for the same period in 1998. The significant increase in revenue due to Channel's acquisition, enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period beginning from the date of acquisition. Amortization expense was $299,827 in the nine-month period ended September 30, 1999 as compared to $133,256 for the same period in 1998.

Depreciation of property and equipment
Depreciation increased to $97,454 in the nine-month period ended September 30, 1999 as compared to $79,756 for the same period in 1998. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

Net Interest Expense (income):
Net interest expense was $50,660 in the nine-month period ended September 30, 1999 as compared to net interest expense of $33,840 for the same period in 1998. This was attributable to increased bank borrowings and interest expense on the convertible debentures issued in October 1998.

Discontinued Operations
In August 1998, HitCom completed the sale of all of the Internet Service division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. The direct expenses and associated overhead costs net of revenue earned from these operations, was $177,723 for the nine-month period ended September 30, 1998.


EBITDA - continuing operations
EBITDA in the nine-month period ended September 30, 1999 was a loss of $370,001 as compared income of $300,524 in the same period of 1998. Decrease in EBITDA is due to the decrease in gross margin at Channel due to increased competition in the markets that the Company operates and the significant decrease in the profitability of One Plus due to the significant decrease in One Plus revenue.

Net loss
Net loss in the nine-month period ended September 30, 1999 increased to $817,942 from a net loss of $144,383 for the same period in 1998. Increase in net loss is due to the same reasons for the increase in EBITDA loss as well as the goodwill amortization of $299,827 in 1999 as compared to $133,256 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1999 decreased to $179,091 from $340,484 at December 31, 1998. The Company's liquidity requirements were largely used by investment needs including capital expenditures for the new carrier-class switch for Channel.
These requirements were funded primarily by cash reserves.

Cash used by operating activities in the nine-month period ended September 30, 1999 was $11,523 as compared to $134,585 for the same period in 1998. Significant working capital was provided by increase in Account payable and accrued expenses ($382,106) and Deferred revenue ($230,040) due to growth at Channel. The EBITDA loss for the nine-month period and increase in account receivable were the primary usage of cash in 1999.

Cash used for capital expenditures in the nine-month period ended September 30, 1999 was $136,836 as compared to $204,754 for the same period in 1998. The 1999 investing activities were primarily used for the implementation of the new carrier-class switch at Channel while the 1998 investing activities were primarily used for the purchase of Channel.

Cash used by financing activities in the nine-month period ended September 30, 1999 was $13,034 as compared to net proceeds of $194,873 for the same period in 1998. In 1998, financing activities proceeds consisted primarily of increased bank borrowings

In the nine-month period ended September 30, 1999, Channel obtained a new operating credit facility from a commercial bank in Canada for approximately $100,000. The new credit facility is secured by a general security agreement on Channel Telecom Inc., $50,000 Guaranteed Investment Certificate and corporate guarantees from HitCom.

At  September  30,  1999,  the  Company  is  not  committed  to  completing  any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in the following twelve months will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

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


YEAR 2000 COMPUTER PROGRAM FAILURE

A significant percentage of the software that runs most of the computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. HitCom is in the process of evaluating and implementing Year 2000 compliance programs to ensure that its software, systems and equipment are Year 2000 compliant and to ensure that the software and technology of their third party vendors and customers are also Year 2000 compliant. The Company has not incurred any significant Year 2000 costs as at September 30, 1999 and has determined that it will not experience any material Year 2000 risks or expenditures to bring its systems compliant with Year 2000 issues. The new carrier-class switch and software at Channel is Year 2000 compliant.

In additional to assessing its own systems, the Company has conducted an external review of its suppliers, and any other third parties with which it does business, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular the Company may experience problems to the extent that telecommunications carriers to which the Company sends traffic for termination are not Year 2000 compliant. The Company's ability to determine the ability of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruption in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited.

At September 30, 1999, the Company has completed its evaluation of Year 2000 issues and all necessary actions have now been implemented.

The Company currently anticipates that its information technology and non-information technology systems is currently Year 2000 compliant. If either HitCom's and/or third parties are not Year 2000 compliant, HitCom may be required to incur unanticipated costs, change relationships with third parties, forego revenues or be subjected to other material adverse effects.

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

                       Date:   November 15, 1999