Form 10KSB
period 1999-12-31
HITCOM CORP
filed 2000-04-18
CIK 1019157

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-KSB


[X]Annual report under Section 13 or 15(d)of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1999.

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

      85 Scarsdale Road, Suite 202,
      Toronto, Ontario, Canada                                 M3B 2R2
      (Address of Principal Executive Offices)               (Zip Code)

          Issuer's Telephone Number, Including Area Code (416) 441-6720

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

      Yes [X]                 No [ ]


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registerant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-KSB or any amendment to this form 10-KSB
      Yes[ ]                  No [X]


      State issuer's revenues for its most recent fiscal year:    $4,405,964


      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of March 15, 2000:

                          Class                      Shares Outstanding
                      Common Stock                        6,607,815


      Traditional Small Business Disclosure Format (check one):
      Yes[ ]                  No [X]

ITEM 1 --  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
Hitcom  Corporation  ("Hitcom" or the "Company") was  incorporated  in 1995. The
Company's   business   activities   were  carried  out  through  two   operating
subsidiaries in 1999:

CHANNEL TELECOM, INC.
Effective May 31, 1998, Hitcom acquired Channel Telecom Inc. ("Channel"), a prepaid telecommunication services company based in Canada. This acquisition expanded the Company's telecommunication services and provided access to the Canadian marketplace. Hitcom issued 3,975,570 in shares of common stock and $37,500 in cash for all of the outstanding stock of Channel. Hitcom issued a further 309,240 in shares of common stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. Hitcom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since the effective date of acquisition.

ONE PLUS MARKETING INC.
Hitcom acquired 80% of One Plus Marketing Inc. ("One Plus"), an interactive voice response company, effective April 1, 1997 for 5,837,503 shares of common stock. The acquisition was treated for accounting purposes as a reverse takeover, resulting in One Plus becoming the accounting acquiror and the operating activities of the acquiror are presented for historical purposes.

The remaining 20% minority interest in One Plus reverted back to Hitcom effective August 1, 1998.

On December 17, 1999, the Company completed the sale of certain assets and liabilities that were primarily related to One Plus to a former officer, director and major shareholder of the Company. As consideration for the sale of the assets and liabilities, the Company received 5,837,503 shares of Hitcom's common stock, which are currently being held in treasury.


Therefore, effective December 18, 1999, Hitcom had only one active operating subsidiary - Channel.

BUSINESS OF ISSUER

PREPAID TELECOMMUNICATION SERVICES

OVERVIEW
Channel provides long distance services to consumers through prepaid cards under the Channel brands and private label brands, ("Channel Cards"). Channel Cards provide consumers a single point of access to convenient, easy to use, cost-effective telecommunications products and services at a fixed rate charge per minute regardless of the time of day. Channel Cards enable consumers to place local, long distance and international calls from touch-tone phones, without the need for cash, operator assistance, collect or other third party billed calls. Consumers can use the Channel Cards to place international long distance calls from the U.S. and Canada to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by the major telecommunication carriers such as Bell Canada, Sprint and AT&T or the rate charged for a direct call from a payphone or hotel room.

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

Channel markets its cards primarily through in-house sales agents and distributors to the retail stores. Channel believes that its Channel Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. Channel Card rates are set to attract new customers and to retain its existing customers. While Channel's rates to specific domestic and international destinations are often more attractive to customers than the rates of the primary carriers, Channel does not, as a policy, fix its rates at a discount to the rates charged by the primary carriers, or at a discount to the rates charged by other carriers. Channel has used its significant retail international traffic to negotiate very competitive rates for international termination. Cards are available in $10, $20, $30, $50, and $100 denominations.

CHANNEL CARD RECHARGE:
Consumers can recharge their Channel Card to increase the number of minutes available on the Card without purchasing a new Channel Card by using a major credit card. Recharge enables Channel to make direct sales to consumers, and to create brand loyalty. Currently, the Channel Card can only be recharged by calling Channel's customer service department. In 2000, the Company plans to introduce an on-line recharge system whereby the consumer can recharge the card over the internet or telephone.

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


LONG DISTANCE SERVICES

Starting in December 1999, Hitcom commenced offering direct from home long distance services. This service is on a post paid basis and is direct with the consumer. The customer establishes an account with Hitcom, upon which long distance services are provided. On a monthly basis, the customer is billed and payment is received. Revenue from these services was very minimal in 1999, however, Hitcom will be aggressively increasing its customer base in fiscal year 2000. This service enables Hitcom to increase its gross margin as it is directly selling to the customer.


INTERACTIVE VOICE RESPONSE (IVR) /VOICE PROCESSING SERVICES

In 1999, the Company was engaged in the following products and services through One Plus, which was disposed of in December 1999:

800LINK(TM)
800Link(TM) is an IVR / Voice Processing Platform for several Direct Sales Organizations (DSO's) in the United States. DSO's use the Company's 800Link(TM) to provide advertising support and communication services to their participants.

For an additional fee, other features can be added to an 800Link(TM) account. They include calling card capabilities, call forwarding, automated attendant, extended greeting time, group broadcasting, fax back, fax on demand, and fax broadcast.

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

This segment is shown on the consolidated financial statements as discontinued operations.

INTERNET CONNECTIVITY SERVICES

Hitcom marketed an internet connectivity service to commercial accounts in the St. Louis, Missouri market up until August 1998. The internet connectivity was provided using Cisco 7513 router and a direct ATM/ fiber optic connection to the Internet. The Company's internet services were introduced to the St. Louis market in 1997. In the third quarter of 1998, Hitcom sold the customer list of this business for $30,000 and is currently in the process of selling the related hardware including the Cisco 7513 router. This segment is shown on the consolidated financial statements as discontinued operations. HITCOM CUSTOMER SERVICE

Hitcom believes that effective and convenient customer service is essential to attracting and retaining consumers. The customer service departments are responsible for increasing the prepaid amount on the customer card through a major credit card, assisting consumers in using Hitcom's services, answering questions about usage and resolving billing related issues and any technical problems. Hitcom provides on-line customer support that is available 24 hours a day, 7 days a week, at the touch of a button. Customer service representatives can access detailed usage records through Hitcom's systems in order to answer efficiently consumers' questions or resolve consumers' concerns. In addition, Hitcom can identify calling activity by originating or destination phone numbers.


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


INDUSTRY OVERVIEW

TELECOMMUNICATIONS INDUSTRY OVERVIEW
Telecommunications no longer refers only to local and long distance telephone communications. Instead, the industry is now made up of everything from cellular and satellite or wireless communications to interactive voice and voice mail messaging; from data transmission, including fax, to voice and video conferencing; and from Internet and intranet connectivity to cable television. The industry is currently experiencing an unprecedented introduction of new and enhanced communication technology and services.

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

In the decade since the mid-1980's, divestiture, deregulation and the advent of computer telephony integration (CTI) have "reopened" a virtually monopolized industry to promote unparalleled competition and expansion. Now, in addition to the major players - AT&T, Sprint and MCI WorldCom - other companies, like Hitcom, are able to successfully compete and thrive by developing new technologies and pursuing niche markets and opportunities. In 1999, Canada's telecommunication services market - including local, long-distance, internet and data services - was $19 billion, with the new emerging telephone companies only capturing 2% of the market. The market is expected to grow to $26 billion by 2002 with the new industry players capturing 9% of the market. By focusing and building upon the products and services that employ computer telephony, the Company has been able to take advantage of the enormous demand for alternative and specialized providers and services.


PREPAID PHONE CARDS MARKET OVERVIEW
The growth of the prepaid phone card market has been extraordinary. According to industry research, the U.S. market was about $500,000 in 1992 and grew to $500 million by 1994. In 1996, the U.S. prepaid calling card market surpassed the billion-dollar mark, exceeding all expectations of industry and analysts. A report released in early 1997 by Atlantic-ACM, a Boston-based market research firm that tracks the telecommunications industry, predicted the sales of prepaid cards would reach $2.5 billion by the millenium. Later in 1997, due to unanticipated sales growth within the retail segment, Atlantic-ACM increased its long-term forecast by more than 50%. The research firm now estimates overall revenues for prepaid phone cards to be $4.3 billion by 2001. The shift from promotional use to retail as well as the changing user demographics clearly indicates that phone cards are now an established and accepted consumer product in North America.

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

SWITCH PLATFORM SERVICES

As the telecommunications industry and product offerings have changed, so have the networks that process the communication. Until recently, telecommunication companies used massive switch networks that could perform the more routine, and most needed services - predominantly connecting one caller with another caller. However, with the influx of new services - voice, data, fax, video, conferencing, etc. - more sophisticated and flexible switching technology is required.

Hitcom's services are delivered through a carrier class Excel(R) switch, LNX which was activated in May 1999. The Excel switch has provided significant increases in call volume capacity over the Company's previous PC-based switch. The increased capacity has enabled the Company to significantly increase revenue and terminated minutes in 1999. However, more importantly, the new switch has enabled the Company to utilize significantly more long distance carriers thereby resulting in greater choice in optimizing least cost routing which should decrease the Company's cost of services and correspondingly increase gross margin.


PERSONNEL

Currently, the Company employs approximately 30 people including managerial, administration, technical and sales personnel.


COMPETITION

The Company's strategy is to seek to gain a competitive advantage by continuing to develop unique and innovative services for its subscribers.

The market for the Company's services is intensely competitive. Many of the Company's competitors in this market are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than the Company. Competitors include Premiere Technologies Inc., Deutsche Telekom, AT&T, RSL Telecom, Teleglobe Canada and Bell Canada. The Company has developed and continues to expand its own distribution network to gain a competitive advantage by ensuring the development of its product line and the growth of brand loyalty.

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

RISKS ASSOCIATED WITH FOREIGN CURRENCY FLUCTUATIONS.
Hitcom's reporting currency is the U.S. dollar, however, Channel derives almost all of its revenues, approximately 50% of its cost of services and almost all of its operating expenses are in Canadian Dollars. Accordingly, fluctuations in exchange rates between the U.S. and Canadian dollar may have a significant effect on Hitcom's results of operations. Hitcom may choose to limit its exposure to foreign currency fluctuations in the future by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies although to date it has not done so. The failure by Hitcom to hedge its foreign currency exchange exposure may result in foreign exchange losses to Hitcom from Channel's operations. In addition, there can be no assurance that any currency hedging strategy that Hitcom decides to employ, if any, would be successful in avoiding currency exchange-related losses.

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

NEED FOR ADDITIONAL CAPITAL TO FINANCE OPERATIONS AND CAPITAL REQUIREMENTS Hitcom believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. Hitcom's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to Hitcom's receipt of the related revenue.

The Company has sustained losses from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company or at all. If Hitcom is unable to obtain such additional capital, Hitcom may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on Hitcom's business, financial condition or results of operations.

CONTROL OF HITCOM BY NAMED OFFICERS AND DIRECTORS
Executive officers and directors of Hitcom, in the aggregate beneficially own approximately 63% and 50% of the outstanding and fully-diluted shares of Hitcom common stock. These stockholders may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2 -- DESCRIPTION OF PROPERTY


The Company's head office is in Toronto, Ontario, Canada. The 2,990 square feet office is leased through to February 28, 2003 at rental rates ranging from $1,700 to $2,300 per month.

Channel also has the following locations:
- 330 square feet sales office in Vancouver, British Columbia which is being rented on a month to month lease for $300 per month.
- 572 Square feet switch room located in Toronto, Canada is leased through to February 29, 2004 at rental rates of approximately $1,500 per month

The Company believes its facilities have generally been well maintained,  are in
good   operating   condition  and  are  adequate  for  the   Company's   current
requirements.


ITEM 3 -- LEGAL PROCEEDINGS

The Company is not involved in legal proceedings that would have a material adverse effect on the Company's financial condition or results of operations if determined adversely.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company's fourth quarter.

                                                      PART II


ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board (OTCBB). As of December 31, 1999, there were approximately 110 shareholders of record of the Company's common stock. The following table sets forth the high and low bid information for the common stock for the periods indicated, as reported by the
OTCBB:

                                            HIGH              LOW

CALENDAR YEAR 1999
4th Quarter                                 0.46              0.30
3rd Quarter                                 0.55              0.38
2nd Quarter                                 0.75              0.52
1st Quarter                                 2.25              0.30

CALENDAR YEAR 1998
4th Quarter                                 2.25              0.38
3rd Quarter                                 1.13              0.69
2nd Quarter                                 2.50              1.13
1st Quarter                                 2.69              0.78


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


DIVIDENDS
No dividends on the Company's common stock was declared during fiscal 1999 and 1998. It is not anticipated that cash dividends will be paid on shares of the Company's common stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW
The Company principally derives its revenues through two operating subsidiaries:

CHANNEL TELECOM INC. (CHANNEL)
Channel is a provider of long distance services to retail customers. Channel currently provides its retail services by marketing prepaid cards under its own brands and private label brands, through an extensive network of independent retail outlets (through independent sales agents) and distributors throughout Canada. Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities, and believes that its Prepaid Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. Channel sets its Prepaid Card rates to attract new customers and to retain its existing customers. Channel has used its significant retail international traffic to negotiate very competitive rates for international termination. Channel sells its prepaid cards to retail stores and distributors at a discount to their face values of $5, $10, $20, $25, $50 and $100, and records the sale as deferred revenue until the card user utilizes the calling time.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

REVENUE
Revenue increased 239% to $4,405,964 in the year ended December 31, 1999 from $1,301,997 for the same period in 1998. Revenue includes only Channel's operation, as One Plus is being shown as a discontinued operation. The increase in revenue is due to the significant growth in the usage of Channel's prepaid cards, an increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness.


COST OF SERVICES:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services remained constant at 89% of revenue - $3,923,299 in the year ended December 31, 1999 as compared to $1,153,508 for the same period in 1998.

With the implementation of the new carrier class switch in May 1999, Channel has implemented cost saving programs to decrease cost of services as a percentage of revenue. These include building private networks and utilizing Voice over Internet Protocol (IP) gateways to reduce transmission costs. Channel has also continued to expand the number of carriers it uses to terminate its telecommunication traffic with the addition of five new major international carriers in 1999. The increased number of carriers and increased termination traffic, has allowed Channel to continually negotiate lower termination rates to reduce cost of services.

As a result, Channel has improved its gross margin percentage continuously over each quarter in 1999. The Company anticipates that its gross margin will improve in 2000 as it will have the benefit of a full year of its cost saving programs as compared to only eight months in 1999. Hitcom will continue to expand its private network, implement voice over IP gateways, and expand the number of carriers it utilizes to reduce transmission costs.


SELLING GENERAL & ADMINISTRATIVE (SG&A) and BAD DEBTS:
SG&A and bad dent expenses decreased to 29% of revenue ($1,268,142) in the year ended December 31, 1999 from 39% of revenue ($501,909) for the same period in 1998. The significant increase in revenue due to Channel's growth, enabled the decrease of SG&A expense as a percentage of revenue. The Company anticipates that as revenue continues to grow, SG&A expense as a percentage of sales will continue to decrease.


GOODWILL AMORTIZATION
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period. Amortization expense was $399,770 in the year ended December 31, 1999 as compared to $233,199 for the same period in 1998.


DEPRECIATION OF PROPERTY AND EQUIPMENT
Depreciation increased to $50,225 in the year ended December 31, 1999 as compared to $12,121 for the same period in 1998. The increase was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business.


NET INTEREST EXPENSE:
Net interest expense was $38,916 in the year ended December 31, 1999 as compared to net interest expense of $8,258 for the same period in 1998. Interest expense was primarily due to the convertible debenture which was issued in October 1998 and accrues interest at 8% per annum. The 1999 expense reflects a full year of interest as compared to only three months in 1998.


DISCONTINUED OPERATIONS
In December 1999, the Company completed the sale of certain assets and liabilities that were primarily related to One Plus to a former officer, director and major shareholder of the Company. The Company also received 5,837,503 shares of Hitcom's common stock from the purchaser which has been returned to treasury and has therefore reduced the outstanding number of common stock in Hitcom. The transaction has been recorded at carrying value and the resulting gain has been recorded directly to contributed surplus.

Net liabilities disposed:
   Assets disposed:                                                 $  237,807
   Liabilities disposed                                                510,898
--------------------------------------------------------------------------------
Net liabilities disposed                                               273,091
Treasury common stock received                                       1,751,251
Legal expenses relating to closing of transaction                      (11,435)
Income tax expense                                                     (12,000)
--------------------------------------------------------------------------------

Contributed surplus on sale of assets and liabilities               $2,000,907
================================================================================

The disposal of the One Plus segment is reflected as discontinued operations in the accompanying consolidated financial statements. Revenue net of expenses and associated overhead earned from these operations, was $38,157 and $485,483 for the years ended December 31, 1999 and 1998, respectively.

In August 1998, Hitcom completed the sale of all of the Internet Service Provider ("ISP") division including certain computer equipment and customer accounts for $30,000. This division had focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP division is reflected as a discontinued operations. Expenses and associated overhead costs net of revenue from these operations, was a loss of $457,212 for the year ended December 31, 1998.


EBITDA - CONTINUING  OPERATIONS
EBITDA loss for the year ended ended December 31, 1999, increased to $785,477 as compared to $353,420 in the same period of 1998. The increase in EBITDA loss dollar amount is due to increase in SG&A expenses to fund the Company's growth, however, gross margin as a percentage of sales remained the same. The Company will continue to implement initiatives to increase gross margin in 2000. As a percentage of revenue, EBITDA loss decreased to 18% of revenue in 1999 as compared to 27% of revenue in 1998.


NET LOSS
Net loss for the year ended December 31, 1999 increased to $1,236,231 from $578,727 for the same period in 1998. The increase in net loss is due to the same reasons for the increase in EBITDA loss as well as increase in goodwill amortization to $399,770 in 1999 as compared to $233,199 in 1998. As a percentage of revenue, net loss decreased to 28% of revenue in 1999 as compared to 45% of revenue in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1999 decreased to $80,047 from $340,484 at December 31, 1998. The Company's cash requirements were largely used for investment and financing requirements. These requirements were funded primarily by cash reserves and operating activities.

For the year ended December 31, 1999, operating activities generated $83,537 in cash as compared to utilization of $291,907 for the same period in 1998. Significant working capital was provided by increase in accounts payable and accrued expenses ($650,742) and deferred revenue ($446,114) due to growth at Channel. The EBITDA loss for the year ($785,477) and increase in accounts receivable ($306,763) were the primary usage of cash in 1999.

Cash used for investing activities for the year ended December 31, 1999 was $146,605 as compared to $257,936 for the same period in 1998. The 1999 investing activities were primarily used for the implementation of the new carrier-class switch at Channel while the 1998 investing activities were primarily used for the purchase of Channel.

Cash used by financing activities for the year ended December 31, 1999 was $197,370 as compared to net proceeds of $701,527 for the same period in 1998. Repayment of bank term loan ($90,243), purchase of short-term deposit ($50,000), repayments of capital leases ($28,283), and convertible debenture ($15,000) were the primary usage of cash in 1999. In 1998, financing activities proceeds consisted primarily of increased bank borrowings and issuance of convertible debenture.

At December 31, 1999, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in the following twelve months will be funded either through stock issuance, new equity financing and/or increased bank borrowings.


NEED FOR ADDITIONAL CAPITAL TO FINANCE OPERATIONS AND CAPITAL REQUIREMENTS Hitcom believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. Hitcom's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to Hitcom's receipt of the related revenue.

The Company has sustained losses from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company or at all. If Hitcom is unable to obtain such additional capital, Hitcom may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on Hitcom's business, financial condition or results of operations.


ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES
During 1998, the Company had received net proceeds of $528,000 from issuance of convertible subordinated debentures. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. The debentures may be converted at the option of the holder into fully-paid and non-assessable shares of common stock of Hitcom at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). After September 1, 2000, the Company may force the conversion of all debentures if the Company's common stock closes at a price of $2.00 or higher on each trading day during any 90 consecutive calendar days. After October 1, 2000, the debentures are subject to redemption upon payment of the principal amount and accrued interest, at the election of the Corporation. The debentures were issued through a private placement.


NEW COMMERCIAL BANK CREDIT FACILITIES
In February 1999, Channel obtained a new operating credit facility with a commercial bank in Canada for approximately $100,000. The new credit facility is secured by a general security agreement on Channel Telecom Inc., $50,000 Guaranteed Investment Certificate and corporate guarantees from Hitcom. The outstanding balance drawn against this facility was $nil, as at December 31, 1999.

With the disposal of the assets and liabilities of One Plus in December 1999, the Company disposed of all liabilities relating to a $150,000 operating credit facility and a term loan with an approved limit of $385,000. These credit facilities are no longer available to the Company as of December 31, 1999.


In 1998, the Company restructured its then existing credit facilities with a new commercial bank which provided for credit facilities of $535,000. These credit facilities consisted of:
-  A  revolving  working  capital  line  of  credit  of  $150,000. The line bore interest at prime plus 0.5%. The outstanding balance drawn against this facility was $nil and $30,000, as at December 31, 1999 and 1998,respectively.
- A term loan for $385,000 with a commercial bank repayable on May 1, 2001, which bore interest at 9% per annum, payable monthly. Repayment was at $8,000 per month inclusive of interest and principal. Proceeds from the term loan were used to pay out the existing $100,000 operating facility, Channel acquisition cash requirements and for general working capital purposes. The balance on this facility at December 31, 1999 and 1998 was $nil and $290,638.

These credit facilities were secured by a security agreement covering all of the assets of the Company and a personal guarantee from the Company's major shareholder.


NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
In June 1998, the FASB issued SFAS No. 133 "Accounting for derivatives and hedging activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of the Company's year ending December 31, 2001. The Company does not expect the adoption of this statement to have significant impact on the Company's results of operations, financial position or cash flows.


VALUATION AND QUALIFYING ACCOUNTS


DESCRIPTION                         BALANCE AT   ADDITIONS CHARGED                            BALANCE
                                    BEGINNING    TO COST OF SERVICES                          AT END
                                    OF PERIOD    AND OPERATING EXPENSES     DEDUCTIONS        OF PERIOD

Allowance for doubtful accounts     $  50,900        $  75,509                 $  60,046 (1)     $  66,363
Accrued liabilities                   205,710          257,636                       -             463,346

(1) Amounts written off during the year

ITEM 7--FINANCIAL STATEMENTS

HITCOM CORPORATION
Consolidated Balance Sheet
December 31, 1999
--------------------------------------------------------------------------------
                                ASSETS
                                                               1999

 Current Assets:
   Cash and cash equivalents                               $   80,047
   Short-term deposits                                         50,000
   Accounts receivable, net of allowance for
     doubtful accounts of $66,363                             763,201
   Inventory                                                   28,961
   Other current assets                                        47,843
--------------------------------------------------------------------------------
   Total current assets                                       970,052
--------------------------------------------------------------------------------
 Property and equipment, net (Note 4)                         153,892
 Goodwill, net of amortization of $632,969 (Note 5)         3,364,731
--------------------------------------------------------------------------------
                                                           $4,488,675
================================================================================

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                 1,523,315
   Deferred revenue                                           748,285
   Due to officers and directors (Note 7)                      21,767
   Current portion of obligations under capital lease (Note 17) 9,627
 -------------------------------------------------------------------------------
   Total current liabilities                                2,302,994
--------------------------------------------------------------------------------
 Long term debt (Note 8)                                      513,000
 Obligations under capital lease (Note 17)                      6,218
--------------------------------------------------------------------------------
 Total liabilities                                          2,822,212
--------------------------------------------------------------------------------
 Commitments & contingencies (Notes 16 and 17)

 Shareholders' equity (Note 9)
   Convertible preferred stock $.001 par value,
     liquidation preference of $0.80 per share
     ($818,398 aggregate liquidation preference),
     convertible into 0.25 shares  of  common  stock;
     5,000,000 authorized; 1,022,998 issued and outstanding     1,022
   Common stock $.004 par value, 25,000,000 authorized;
     12,354,061 issued;  6,520,315 outstanding                 49,416
   Additional paid in capital                               4,970,236
   Deficit                                                 (1,552,369)
   Cumulative foreign currency translation adjustment         (30,795)
   Treasury stock - at cost; 5,844,753 common stock        (1,771,047)
--------------------------------------------------------------------------------
                                                            1,666,463
--------------------------------------------------------------------------------

                                                            4,488,675
================================================================================

         See accompanying notes to the consolidated financial statements

HITCOM CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31,1999 and 1998
--------------------------------------------------------------------------------

                                                         1999            1998
                                                       ---------       ---------

Net service revenues                                  $4,405,964     $1,301,997
Cost of services                                       3,923,299      1,153,508
--------------------------------------------------------------------------------
Gross margin                                             482,665        148,489
--------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative               1,192,633        440,267
     Bad debts                                            75,509         61,642
     Amortization of goodwill                            399,770        233,199
     Depreciation of property and equipment               50,225         12,121
--------------------------------------------------------------------------------
     Total operating expenses                          1,718,137        747,229
--------------------------------------------------------------------------------

Operating loss                                        (1,235,472)      (598,740)
--------------------------------------------------------------------------------


Other income (expense)
     Interest expense                                    (44,241)       (10,600)
     Interest income                                       5,325          2,342
--------------------------------------------------------------------------------
 Total other expense                                     (38,916)       ( 8,258)

Loss from continuing operations                       (1,274,388)      (606,998)

Income from discontinued operations,
    net of tax payable (Note 13)                          38,157         28,271
--------------------------------------------------------------------------------
Net loss                                              (1,236,231)      (578,727)
================================================================================


Basic loss per share (Note 12)
    Loss from continuing operations                      $ (0.11)       $ (0.06)
    Loss from discontinued operations                    $    -         $   -
--------------------------------------------------------------------------------
    Net loss                                             $ (0.11)       $ (0.06)
================================================================================

Weighted average shares - basic                       12,139,686      10,442,292
Weighted average shares - diluted                     12,139,686      10,442,292

         See accompanying notes to the consolidated financial statements

HITCOM CORPORATION
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                   Cumulative
                                                                                                   Foreign
                                                                              Additional Retained  Currency
                                         Preferred Stock      Common Stock    Paid in    Earnings/ Translation  Treaury
                                        Shares   Amount   Shares      Amount  Capital    (Deficit) Adjustment   Stock      Total
                                        ---------------   ------------------ ----------  --------- -----------  --------- ---------
Balance, December 31, 1997              1,144,143 $1,144  7,931,014 $31,724 $(1,139,904) $ 372,509  $  -      $ (19,796)  $(754,323)

Net loss                                                                                  (578,727)                        (578,727)
Foreign currency translation adjustment                                                               6,186                   6,186
Comprehensive income

Issuance of common stock in acquisition of
  Channel Telecom Inc.                                    3,975,570  15,902   3,462,598                                   3,478,500
Issuance of common stock for acquisition
     related costs of Channel Telecom Inc.                  309,240   1,237     269,348                                     270,585
Minority Interest repurchase                                                    186,439                                     186,439
Conversion of preferred stock            (143,366)  (143)    35,842     143                                                    -
Preferred stock dividends                  72,600     73                         58,007    (58,080)                            -
Common stock issued                                          41,689     167      40,038                                      40,205
Issuance of warrants                                                             25,200                                      25,200
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              1,073,377 $1,074 12,293,355 $49,173 $ 2,901,726  $(264,298)  $6,186   $ (19,796) $2,674,065

Net loss                                                                                (1,236,231)                      (1,236,231)
Foreign currency translation adjustment                                                             (36,981)                (36,981
Comprehensive loss
Conversion of preferred stock            (115,179)  (116)    28,795     116                                                    -
Preferred stock dividends                  64,800     64                         51,776    (51,840)                            -
Common stock issued                                          31,912     127      15,827                                      15,954
Shares of Hitcom held by subsidiary                                                                           (1,751,251)(1,751,251)
Sale of One Plus assets and liabilities                                       2,000,907                                   2,000,907
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              1,022,998 $1,022 12,354,062 $49,416 $ 4,970,236 $(1,552,369)$(30,795)$(1,771,047)$1,666,463
====================================================================================================================================

         See accompanying notes to the consolidated financial statements


HITCOM CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998
----------------------------------------------------------------------------------------------------
                                                                                1999          1998

Operating activities:
 Net loss                                                                    $(1,236,231)  $(578,727)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of goodwill                                                      399,770     233,199
   Depreciation of property & equipment-continuing operations                     50,225      12,121
   Depreciation of property & equipment-discontinued operations                   87,500      90,637
   Writedown on assets held for resale-discontinued operations                       -        60,290
   Minority interest in earnings of subsidiary                                       -        20,332
   Issuance of common shares for services                                         15,827      24,205
   Issuance of warrants for services                                                 -        25,200
   Loss on sale of property & equipment                                              -         6,171
   Equity in loss of affiliated Company                                              -         2,804
   Deferred tax benefit                                                              -           885
   Changes in assets and liabilities, excluding acquisition and disposal
      Accounts receivable--net                                                  (306,763)    (42,661)
      Inventory                                                                   (1,753)    (10,651)
      Other assets                                                               (21,893)     46,855
      Accounts payable and accrued expenses                                      650,742     (55,951)
      Deferred revenue                                                           446,114    (126,616)
-----------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                         83,538    (291,907)
-----------------------------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment                                           (146,605)   (102,745)
  Acquisition of Channel Telecom, net of cash acquired                               -      (155,191)
 ----------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                       (146,605)   (257,936)
-----------------------------------------------------------------------------------------------------

Financing activities:
  Repayment of (proceeds from) the issuance of convertible debentures            (15,000)    528,000
  Repayment of (proceeds from) bank term loan                                    (90,243)    290,635
  Purchase of short-term deposit                                                  50,000         -
  Repayment of capital leases                                                    (28,283)    (14,108)
  Repayment on line of credit                                                    (13,844)    (70,000)
  Repayment of notes payable                                                         -       (33,000)
-----------------------------------------------------------------------------------------------------
  Net cash provided (used) in financing activities                              (197,370)    701,527
-----------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (260,437)    151,684
Cash and cash equivalents at beginning of period                                 340,484     188,800
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $   80,047  $  340,484
=====================================================================================================

Supplemental disclosure of cash flow information
 Cash paid for interest during the period                                     $   36,108  $   40,440
 Cash paid for income taxes during the period                                        -          -
 Non cash investing and financing activities:
  Common shares issued for acquisition and related costs of Channel Telecom Inc.     -     3,749,085
  Reversion of minority interest                                                     -       186,439
  Property & Equipment acquired through proceeds from capital lease               21,280     105,224
  Preferred dividend paid through issuance of preferred shares                    51,840      58,080
  Repayment of notes payable through issuance of common stock                        -        16,000
  Capital assets disposed of by settlement of capital lease                          -         5,838
  Conversion of preferred shares into common shares                                  116         143

                  See accompanying notes to the consolidated financial statements

HITCOM CORPORATION
Consolidated Statement of Comprehensive Loss
For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------
                                                            1999          1998

Net loss                                                $(1,236,231)  $(578,727)
Foreign currency translation adjustment                     (36,981)      6,186
--------------------------------------------------------------------------------
Comprehensive loss                                      $(1,273,212)  $(572,541)
================================================================================

        See accompanying notes to the consolidated financial statements

HITCOM  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hitcom Corporation and its subsidiaries (collectively referred to as "Hitcom" or the "Company") is a telecommunication company providing two principal services for businesses and individuals:
i.       Prepaid telecommunication services through its switching platforms.
ii.      800-based services, voice and data messaging.
The Company's customers are located within North America without a significant geographic concentration. The Company extends unsecured credit to its customers. The 800-based services segment was disposed of in December 1999, and is reflected as a discontinued operation for the years ended December 31, 1999 and 1998.

The Company has sustained losses from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. The investment in a 50% owned affiliate has been accounted for using the equity method.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period with consideration given to materiality. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue
The Company recognizes revenue as services are rendered as follows:

Prepaid card services
The Company's revenue originates from customer usage of (i) Company and co-branded prepaid calling cards sold through retailers, (ii) recharges of existing calling cards, and (iii) cards sold for promotional marketing campaigns. The Company sells cards to distributors and retailers with normal credit terms. When the distributor or retailer is invoiced, deferred revenue is recognized.

The Company recognizes revenue in accordance with the terms of the card - rates, fees and expiration dates of the card - as the ultimate card users utilize calling time and service fees. All prepaid cards sold by the Company expire upon either three or six months after first usage. Upon usage or expiration of the prepaid phone card, the Company recognizes the related deferred amount as revenue.

800-based services
The Company generally requires its customers to establish minimum account balances prior to receiving services. Revenue consists of usage fees based on per minute rates and monthly fees. Account balances in excess of services rendered are recorded as deferred revenue. Revenue for unused account balances is recognized when there has been no activity for six months.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel Telecom acquisition effective May 31, 1998, and is being amortized on a straight-line basis over a ten year period. Amortization expense was $399,770, and $233,199 in 1999 and 1998, respectively. The Company evaluates on an ongoing basis the carrying value of goodwill for potential permanent impairment. For additional information related to the acquisition see
Note 3, "Acquisitions."

Cash and Cash Equivalents
For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

Comprehensive Income
The Company has implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Under SFAS No.
130, the Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary difference between net income and comprehensive income is the impact of foreign currency translation adjustments.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable from customers. This risk is mitigated by the large number of customers in the Company's customer base with relatively small amounts due from each individual customer, net of an allowance for uncollectable accounts.

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

Foreign Currency Translations
Financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period.
The cumulative loss of $30,795 at December 31, 1999 is included in shareholders' equity.

Income Taxes
Deferred  income tax assets and  liabilities  are  recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards, to the extent realizable. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Inventory
Inventory consists of costs of external production of unsold phone cards. Inventory is valued using the lower of average-cost or market and is charged to cost of services when the cards are sold.

Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis or the estimated fair value of assets held for resale less disposal costs. In the opinion of management, no such impairment exists at December 31, 1999 or December 31, 1998.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for maintenance and repairs are charged against earnings as incurred.

Operating Segments
The Company has implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 did not have an effect on the Company's primary financial statements as the Company was operating in only one segment at December 31, 1999.

Stock-Based Compensation Plans
The Company grants stock options for a fixed number of shares to eligible employees and consultants of the Company with an exercise price equal to or greater than the quoted market price of the shares at the date of grant. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees." ABP No. 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the quoted market price of the shares at the date of grant exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB No. 25, but encourages the adoption of a new accounting method based on the estimated market price of employee stock options. The Company will continue to apply the intrinsic value method of APB No. 25 for financial reporting purposes. See Note 11 Employee Benefits.

Reclassifications
Certain reclassifications have been made to the amounts presented for 1998 and 1997 to conform to the presentation for 1999.

Accounting for Derivatives and Hedging Activities
In June 1998, the FASB issued SFAS No. 133 "Accounting for derivatives and hedging activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of this statement is not expected to have significant impact on the Company's consolidated results of operations, financial position or cash flows.


3.       ACQUISITIONS

Channel Telecom Inc. ("Channel")
Effective May 31, 1998, Hitcom acquired Channel, a prepaid telecommunication services company based in Canada. This acquisition expanded the Company's services and provided access to the Canadian marketplace. Hitcom issued 3,975,570 shares of Common stock and $37,500 in cash for all of the outstanding stock of Channel. Hitcom issued a further 309,240 shares of Common Stock and incurred costs of $172,615 relating to transaction costs for the Channel acquisition. Hitcom accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Amounts in excess of the fair value of tangible assets acquired was attributed to goodwill and is being amortized over ten years. The results of operations of Channel have been included in the consolidated financial statements since May 31, 1998.

Total Consideration Paid:
     Issuance of Common Stock                                $3,478,500
     Cash payment                                                37,500
--------------------------------------------------------------------------------
                                                             $3,516,000

Acquisition related transaction costs:
     Issuance of Common Stock                                $  270,585
     Cash payments:                                             172,615
--------------------------------------------------------------------------------
         `                                                      443,200

Total Cost of Acquisition:                                   $3,959,200
--------------------------------------------------------------------------------

Less net liabilities assumed:
   Assets acquired:
         Cash                                               $    54,924
         Account Receivable                                     336,200
         Inventory                                               16,550
         Property and equipment                                  37,920
         Other assets                                            26,240
--------------------------------------------------------------------------------
                                                                471,834

   Liabilities assumed:
         Account payable and accrued expenses                   370,154
         Deferred Revenue                                        87,300
         Other liabilities                                       52,880
--------------------------------------------------------------------------------
                                                                510,334

Net liabilities assumed                                          38,500
--------------------------------------------------------------------------------

Cost in excess of fair value of tangible assets acquired    $ 3,997,700
================================================================================

The following unaudited pro forma summary presents the Company's combined results as if the acquisition of Channel had occurred at the beginning of the year ended December 31, 1998, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the year ended December 31, 1998.

                                                              (unaudited)
                                                                 1998
                                                              ----------
Net service revenues                                          $1,839,000
Cost of services                                               1,475,000
--------------------------------------------------------------------------------
  Gross margin                                               $   364,000
================================================================================

Loss from continuing operations                              $  (773,569)
Income from discontinued operations                               28,271
--------------------------------------------------------------------------------
Net loss                                                     $  (745,298)
================================================================================

Basic and diluted loss per share                             $   (0.07)
================================================================================

One Plus Marketing Inc. ("One Plus").
In December 1999, the Company completed the sale of One Plus to a former officer, director and major shareholder of the Company (see Note 13).

Effective August 1, 1998, Hitcom acquired the remaining 20% of the outstanding common stock of One Plus from Hitcom's major shareholder for $1. The cumulative Minority Interest as at July 31, 1998 totaling $186,439 reverted back to Hitcom and is reflected as an adjustment to Additional Paid in Capital.

Effective April 1, 1997, the Company acquired 80% of the outstanding common stock of One Plus for 5,837,503 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as a recapitalization of One Plus with One Plus as the accounting acquiror in accordance with APB No. 16 "Business Combinations." The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and liabilities of the Company have been recorded at their estimated fair values at the date of acquisition.

A summary of net liabilities assumed is as follows:

Assets acquired:
     Current assets                                         $     2,602
     Property and equipment and other assets                     91,246
--------------------------------------------------------------------------------
                                                                 93,848
--------------------------------------------------------------------------------

Liabilities assumed:
     Debt obligations                                            49,000
     Account payable and accrued expenses                     1,150,960
--------------------------------------------------------------------------------
                                                              1,299,960
--------------------------------------------------------------------------------

Net liabilities assumed                                      $1,206,112
================================================================================


4.       PROPERTY AND EQUIPMENT                                          NET
                                                        ACCUMULATED   BOOK VALUE
                                             COST       DEPRECIATION      1999

Computer equipment                       $   51,640      $  20,670    $  30,970
Switching equipment and software             88,650         16,890       71,760
Office equipment and furniture               73,170         30,343       42,827
Vending Equipment                            15,735          7,400        8,335
--------------------------------------------------------------------------------
                                          $ 229,195     $   75,303    $ 153,892
================================================================================

Depreciation expense was $137,725 and $102,758 for the years ended December 31, 1999 and 1998, respectively, of which $87,500 and $90,637 related to the discontinued operations which were disposed of in 1999 and 1998.


5.       GOODWILL
                                                                 1999

Goodwill                                                     $3,997,700
Accumulated Amortization                                       (632,969)
--------------------------------------------------------------------------------
                                                             $3,364,731
================================================================================


6.       REVOLVING LINE OF CREDIT

In February 1999, the Company negotiated a revolving operating credit facility with a commercial bank in Canada for approximately $100,000, bearing interest at the Bank's prime rate plus 1.75% which was 8.0% at December 31, 1999. The outstanding balance drawn against the line of credit was $nil at December 31, 1999. Amounts drawn against the facility are due on demand and are secured by a general security agreement on Channel, $50,000 Guaranteed Investment Certificate which is included in short-term deposit, and corporate guarantees from Hitcom. The average outstanding balance drawn against the line of credit was approximately $55,650 during 1999 with an average interest rate of 8.25%.

In May 1998, the Company negotiated a $150,000 revolving working capital line of credit with a commercial bank to replace its prior facility. The outstanding balance drawn against the line of credit was $nil at December 31, 1999. The line of credit bore interest at the Bank's prime rate plus 0.5% which was 8.5% at December 31, 1998 and was secured by a general security agreement covering all the assets of the Company and personal guarantees from a major shareholder. The average outstanding balance drawn against the line of credit was approximately $45,000 during 1999 with an average interest rate of 8.25%. This credit facility was part of the net liabilities that were assumed by the former officer and director in December 1999 (see Note 13) and was no longer available to the Company at December 31, 1999.


7.       DUE TO OFFICERS AND DIRECTORS

Due to officers and directors are due to two officers and directors of the Company, are non-interest bearing and are due on demand.


8.       LONG TERM DEBT

Long Term Debt consists of the following:

Convertible subordinated debentures                          $  513,000
Less: current portion                                              -
--------------------------------------------------------------------------------
Long-term portion                                            $  513,000
================================================================================

Convertible Subordinated Debentures
The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). After September 1, 2000, the Company may force the conversion of all debentures if the Company's common stock closes at a price of $2.00 or higher on each trading day during any 90 consecutive calendar days. After October 1, 2001, the debentures are subject to redemption in whole or in part, substantially pro rata prior to maturity, on the first day of any calendar month upon payment of the principal amount and accrued interest, at the election of the Corporation. The debentures were issued through a private placement. In December 1999, $15,000 of the convertible debentures held by a former officer and director of the Company was repaid and cancelled.

Bank Term Loan
In May 1998, the Company negotiated a new $385,000 term loan with a commercial bank due on May 1, 2001, bearing interest at 9% per annum, payable monthly. Repayment is at $8,000 per month inclusive of interest and principal, with the remaining outstanding balance due on May 1, 2001. The term loan is secured by a general security agreement covering all of the assets of the Company and personal guarantees from a major shareholder. This credit facility was part of the net liabilities that were assumed by the former officer and director in December 1999 (see Note 13) and was no longer available to the Company as at December 31, 1999.

As of December 31, 1999, the maturities of long-term debt were as follows:
Year Ended December 31,                                            Amount
--------------------------------------------------------------------------------
2000                                                        $        -
2001                                                                 -
2002                                                                 -
2003                                                              513,000
--------------------------------------------------------------------------------
                                                                  513,000
================================================================================

Interest expense on long-term debt was $67,615 and $29,026 during the years ended December 31, 1999 and 1998, respectively.


9.       SHAREHOLDERS' EQUITY

Preferred Stock
The Convertible Preferred Stock ("Preferred Stock") is convertible, at the option of the holder, at four shares of the Preferred Stock for one share of common stock and is callable at $0.85 per share upon 30 days written notice if the Preferred Stock is not converted to common stock. The Preferred Stock is entitled to an $0.80 liquidation preference subject to certain adjustments that coincide with the conversion price. The Preferred Stock accrues dividends at 8% per annum and may be paid in cash or like kind. Like kind dividends of 64,800 and 72,600 preferred shares were declared and paid in 1999 and 1998 and are reflected in the accompanying consolidated statement of shareholders' equity.

Common Stock
No dividends have been declared or paid relating to common stock during 1999 and 1998.

Common Stock Disputed
The Company is vigorously disputing 150,000 shares of common stock (the "Disputed Shares") issued in January 1997 to a former officer and director of the Company. The Company asserts that the former officer and director was erroneously issued the Disputed Shares without appropriately fulfilling the conditions for issuance of the Disputed Shares. Furthermore, the Company asserts that the issuance of the disputed shares was not authorized by a properly elected and functioning Board of Directors. As a result of repeated unsuccessful attempts to recover the Disputed Shares, the Company has filed a lawsuit seeking cancellation of the Disputed Shares. Management believes that the Disputed Shares will be ultimately returned and cancelled without a material affect on the consolidated financial position of the Company. The Company has not reflected the Disputed Shares as issued or outstanding in the accompanying consolidated financial statements.

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

Convertible Subordinated Debentures
The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually commencing on April 1, 1999. At any time while the debentures are outstanding, the debentures may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture). For further reference see Note 8, "Long Term Debt."

Treasury Stock
In December 1999, the Company received 5,837,503 shares of common stock from a former officer and director of the Company as part of the sale of certain assets net of liabilities assumed. For further reference see Note 13, "Discontinued Operations."

At December 31, 1999, the Company holds in treasury stock 5,844,753 shares of common stock, which is reflected in the accompanying consolidated statement of shareholders' equity.


10.      EQUITY TRANSACTIONS

During 1999, 115,179 shares of the Preferred Stock were converted to 28,795 shares of common stock and are reflected in the accompanying consolidated statement of shareholders' equity.

In connection with the purchase of Channel effective May 31, 1998, the Company issued 3,975,570 shares of common stock to the former shareholders of Channel and 309,240 shares of common stock to consultants who provided services with regards to the closing of the acquisition. All of the issued shares were valued at $0.875 per share which was the closing price of Hitcom's common stock share price on December 22, 1997, the date of the public announcement of the acquisition. For further reference see Note 3, "Acquisitions"


11.      EMPLOYEE BENEFITS

Stock Option Plans
In  September  1998,  the Board of  Directors  adopted a stock  option plan (the
"1998" plan) under which options to purchase 2,000,000 shares have been authorized. The options may be incentive stock options or non-qualified stock options. As of December 31, 1999 there were 457,500 non-qualified options granted under the 1998 plan.

Prior to the 1998 plan, the Company had various stock option agreements that allowed eligible employees, directors and consultants of the Company to purchase the Company's common stock at fair market value at the date the option was granted. The options expired up to ten years from the date the option was granted. There were 351,967 options granted in 1998 under these various plans.

The following table summarizes stock option activity during each of the two year periods ended December 31, 1999 as follows:

                                                  Weighted
                                      Number      Average
                                       of         Exercise
                                      Shares      Price

Balance December 31, 1997             45,700      $  0.49

Granted                              351,967         0.98
Expired                               (4,750)        1.00
--------------------------------------------------------------------------------
Balance December 31, 1998            392,917      $  0.92

Granted                              457,500         0.50
--------------------------------------------------------------------------------
Balance December 31, 1999            850,417      $  0.72
================================================================================


The following table summarizes information about stock options outstanding as at December 31, 1999:
                          OUTSTANDING OPTIONS            OPTIONS EXERCISABLE
                         Number         Weighted       Number         Weighted
                         Outstanding    Average        Outstanding    Average
Exercise                 and            Years          and            Years
Price                    Exercisable    Remaining      Exercisable    Remaining

$0.40                       40,950        8             40,950           8
$0.50                      457,500        2                -             -
$0.63                       30,000        2             30,000           2
$1.00                      321,967        4            321,967           4
--------------------------------------------------------------------------------
                           850,417                     392,917
================================================================================

The weighted average value of options granted during the years ended December 31, 1999 and 1998 were $0.11 and $0.66 per share option, respectively. The pro-forma effect on earnings for the years ended December 31, 1999 and 1998 giving effect to the method consistent with SFAS No. 123 would be to increase reported net loss by approximately $50,325 and $213,845, to approximately $1,286,556 and $792,572, respectively. The pro-forma effect on earnings per share for the years ended December 31, 1999 and 1998 of this method would be to increase reported basic and diluted net loss by $0.004 and $0.020 per share, to $0.11 and $0.08 per share, respectively. The significant assumptions used to determine those values using the Black-Scholes option pricing model for 1999 and 1998 were: volatility of 0.70; dividend yield of 0%; risk-free interest rate of return of 6.24% and 5.19%; and expected option lives of 2 and 3.4 years, respectively.

Health and Medical Insurance Plan
The Company contributed to health and medical insurance programs for the employees of One Plus. Following the sale of One Plus, the Company has no responsibility for any further health and medical insurance programs for its exiting employees. Expenses related to the program charged to discontinued operations was approximately $19,200 and $27,600 for the years ended December 31, 1999 and 1998, respectively.


12.      LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                       1999              1998
Numerator:
Net loss                                           $(1,236,231)      $( 578,727)
Dividends payable on convertible preferred stock    (   51,840)       (  58,080)
--------------------------------------------------------------------------------
Net loss available to common shareholders          $(1,288,071)      $( 636,807)
================================================================================

Denominator:
Denominator for basic loss per share -
   Weighted-average shares                          12,139,686        10,442,292
Effect of dilutive securities:
    Employee stock options, convertible preferred
        stock and warrants                              -                 -
--------------------------------------------------------------------------------
Dilutive potential common shares - Adjusted weighted-
    average shares and assumed conversions          12,139,686        10,442,292
================================================================================

Basic and diluted loss per share                     $(0.11)            $(0.06)
================================================================================

Employee stock options, convertible preferred stock, convertible debentures and warrants, are not presented for the years ended December 31, 1999 and 1998, because they are anti-dilutive due to the net loss available to common shareholders.


13.      DISCONTINUED OPERATIONS

In December 1999, the Company completed the sale of certain assets and liabilities that were primarily related to its One Plus operation to a former officer, director and major shareholder of the Company. As consideration for the sale of assets and liabilities, the Company received 5,837,503 shares of Hitcom's common stock which are currently being held in treasury. This segment focused on providing various levels of 800-based services primarily to direct sales organizations. The disposal has been recorded at carrying value with the resulting gain being recorded directly to additional paid in capital.


The summary of assets and liabilities that were disposed are as follows:

Net liabilities disposed:
   Assets disposed:
         Accounts receivable and other current assets               $    41,007
         Property and equipment, net                                    196,800
--------------------------------------------------------------------------------
                                                                     $  237,807
--------------------------------------------------------------------------------

   Liabilities disposed:
         Bank operating overdraft facility                         $     16,156
         Accounts payable and accrued expenses                          178,821
         Deferred revenue                                               106,400
         Long term debt and capital leases                              209,521
--------------------------------------------------------------------------------
                                                                    $   510,898
--------------------------------------------------------------------------------

Net liabilities disposed                                            $   273,091
Treasury common stock received                                        1,751,251
Legal expenses relating to closing of transaction                    (   11,435)
Income tax expense                                                   (   12,000)
--------------------------------------------------------------------------------
Additional paid in capital on sale of assets and liabilities         $2,000,907
================================================================================

The disposal of the One Plus segment is reflected as discontinued operations in the accompanying consolidated financial statements. A summary of discontinued operations for the years ended December 31, 1999 and 1998, respectively, is as follows:
                                                       1999              1998

One Plus revenue                                    $1,597,000        $2,381,356
================================================================================

Income before minority interest and income taxes        38,157           505,815
Minority interest                                         -               20,332
Income taxes                                              -                 -
--------------------------------------------------------------------------------

Income from discontinued operation                  $   38,157        $  485,483
================================================================================


In August 1998, the Company completed the sale of the customer accounts related to the Internet Service Provider (ISP) segment for $30,000. This segment focused on providing various levels of Internet access to customers in the St. Louis, Missouri area. The disposal of the ISP segment is reflected as discontinued operations in the accompanying consolidated financial statements. A summary of discontinued operations for the year ended December 31, 1998 is as follows:

                                                                 1998

ISP monthly fee revenue                                       $  115,943
================================================================================

Operating loss, net of ISP monthly fee revenue                   426,922
Loss on disposal                                                  30,290
--------------------------------------------------------------------------------
Loss before income taxes                                      $  457,212
Income taxes                                                        -
--------------------------------------------------------------------------------
Loss from discontinued operations                             $  457,212
================================================================================

Loss on disposal of $30,290, consists of a writedown on assets held for resale of $60,290 netted with $30,000 for the sale of the ISP customer accounts.


14.      INCOME TAXES

The tax benefit for income taxes consists of the following for years ended December 31:

                                                    1999              1998
Current:
   Federal income tax                            $ 12,000        $      -
   State Income tax                                   -                 -
--------------------------------------------------------------------------------
                                                   12,000               -
Deferred                                              -                 885
--------------------------------------------------------------------------------
 Total                                           $ 12,000        $      885
================================================================================

The net deferred tax asset consists of the following:
Gross assets                                     $508,145        $  858,270
Gross liabilities                                     -                 -
--------------------------------------------------------------------------------
Gross deferred tax asset                          508,145           858,270
Less: valuation allowance                        (508,145)         (858,270)
--------------------------------------------------------------------------------
Net deferred tax asset                           $     -         $      -
================================================================================

Management of the Company believes more likely than not that the deferred tax assets will not be realized and, therefore a valuation allowance has been recorded at December 31, 1999 and 1998.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
                                        1999                         1998
                                   Current    Non-Current   Current  Non-Current
                                   ---------------------------------------------

Net operating loss carryforwards    $    -     $  508,145   $    -   $  835,284
Other                                    -                    22,986        -
--------------------------------------------------------------------------------
Gross deferred tax asset                 -        508,145     22,986    835,284
Valuation allowance                      -       (508,145)   (22,986)  (835,284)
--------------------------------------------------------------------------------
Net deferred taxes                  $    -     $     -       $   -   $      -
================================================================================


The provision for taxes on income as reported differs from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                               Year Ended           Year Ended
                                               December 31          December 31
                                                  1999                 1998
                                               ------------         ------------

  Federal income tax benefit on loss at
     Statutory rates of 34%                    $(431,923)           $ (196,767)
  State tax benefit, net of federal benefit     ( 76,222)              (23,873)
  Valuation allowance                            508,145               354,102
  Other                                              -                (132,577)
--------------------------------------------------------------------------------
  Income tax (benefit) expense                       -                     885
================================================================================

The Company has net operating loss carryforwards of approximately $1,270,363. Utilization of these net operating loss carryforwards is restricted by certain Internal Revenue Code sections and regulations, and expire through 2018. The Company also has non-capital loss carryforwards of approximately $616,000 incurred in Canada. The benefit of these loss carryforwards will be recorded in the year realized. These loss carryforwards expire as follows:

--------------------------------------------------------------------------------
DECEMBER 31,
2002                                                               $    9,000
2003                                                                    3,000
2004                                                                   18,000
2005                                                                  103,000
2006                                                                  483,000
--------------------------------------------------------------------------------
Total                                                              $  616,000
================================================================================


15.      RELATED PARTY TRANSACTIONS

The Company disposed of assets and liabilities relating to the One Plus operation to a former officer, director and major shareholder (see Note 13).

The Company made purchases of approximately $901,000, and $940,000 during the years ended December 31, 1999 and 1998, respectively, from Sussex Service Bureau Inc., a 50% owned affiliate, of which approximately $305,000 remains in accounts payable at December 31, 1999.

Rent expense paid to an officer and stockholder for office facilities were $nil and $27,000 during the years ended December 31, 1999 and 1998, respectively.


16.      LITIGATION

The Company has filed a lawsuit seeking cancellation of 150,000 shares of common stock (the "Disputed Shares") issued in January 1997 to a former officer and director of the Company. The former officer and director submitted a counterclaim for unpaid consulting fees relating to services in 1996 and 1997 in the amount of $25,000. Management believes that the Disputed Shares will be ultimately returned and canceled without a material affect on the consolidated financial position of the Company. The Company has not reflected the Disputed Shares as issued or outstanding in the accompanying consolidated financial statements. Any amount that the Company may be required to pay for consulting fees will not have a material adverse effect on its consolidated financial position (see Note 9).


17.      LEASES

The Company leases both office space and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases". These leases expire through February 2003. Obligations under capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 14% to 15%.

As at December 31, 1999, future minimum annual payments under non-cancelable leases are as follows:
                                                               CONTINUING
                                                               OPERATIONS
                                                               CAPITAL LEASE
YEAR ENDED DECEMBER 31,    OPERATING LEASES                    OBLIGATIONS
2000                          $  39,700                        $  13,043
2001                             41,700                            5,149
2002                             44,600                              -
2003                             22,400                              -
2004                              3,000                              -
--------------------------------------------------------------------------------
Total                          $151,400                        $  18,192
============================================
Less: interest                                                     2,347
--------------------------------------------------------------------------------
Total capital lease obligations                                   15,845
Less: current portion of capital lease obligations                 9,627
--------------------------------------------------------------------------------
Long-term portion of capital lease obligations                 $   6,218
================================================================================

Total rent expense was $92,763 and $94,774 during the years ended December 31, 1999 and 1998, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Hitcom Corporation


We have audited the consolidated balance sheet of Hitcom Corporation (a Delaware Corporation) as at December 31, 1999, and the consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Hitcom Corporation at December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999 and 1998 in accordance with accounting principles generally accepted in the United States.



/s/ Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
March 30, 2000

COMMENTS BY THE AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated March 30, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent public accountants when these are adequately disclosed in the financial statements.



Deloitte & Touche LLP
Chartered Accountant

Toronto, Ontario
Canada

March 30, 2000

ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


As of March 6, 2000, the Board of Directors have unanimously agreed to engage Deloitte & Touche LLP of Toronto, Canada to be the Company's new principal accountant.

At no time during the past two fiscal years or any subsequent period prior to engagement as principal auditor did the Registrant consult with Deloitte &
Touche LLP regarding either the application of accounting principles to a specified transaction or type of audit opinion which might be rendered on the Registrant's financial statements or any other matter.

The former accountant's report on the financial statements for the prior fiscal year DID NOT contain an adverse opinion or disclaimer of opinion and WAS NOT modified as to uncertainty, audit scope, or accounting principles.

There were NO disagreements with the former accountant on any matters of accounting principles, practices, financial statement disclosure, or auditing scope or procedure.

                                                     PART III


ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Rajan Arora            35       President and Chief Executive Officer and
                                Director
Jeffrey Shier          38       Executive Vice President and Director
John Nashmi            32       Chief Financial Officer and Corporate Secretary
Ronald K. Mann         49       Director

RAJAN ARORA
Rajan Arora has been President and Chief Executive Officer and Director since April 1998. He joined Hitcom effective January 1, 1998 when Hitcom acquired Channel. He co-founded Channel Telecom Inc. with Mr. Jeffrey Shier in 1994. From 1990 to 1993, Mr. Arora was Vice President of Finance for Madison Avenue Partners, Ltd., a sports and promotional marketing company. Mr. Arora is a Chartered Accountant and spent four years with PriceWaterhouseCoopers in public accounting.

JEFFREY SHIER
Jeffrey Shier has been Executive Vice President and Director of Hitcom since April 1998. He joined Hitcom effective January 1, 1998 when Hitcom acquired Channel. He co-founded Channel Telecom, Inc. with Rajan Arora in 1994. From 1990 to 1994, Mr. Shier was involved in the sports marketing and high-end memorabilia and collectibles business. From 1988 to 1990, Mr. Shier was Director of Arbitrage at Counsel Capital Corporation in Toronto.

JOHN NASHMI
John Nashmi became the Company's Chief Financial Officer and Corporate Secretary in January 1999. Prior to joining Hitcom, Mr. Nashmi was Senior Manager at TD Capital - Merchant Banking, which provided mezzanine financing to mid-market businesses for acquisitions, expansion and turn-around opportunities. From 1996 to 1998, Mr. Nashmi was Vice President Finance with Next Generation Solutions Inc., a software Value Added Reseller (VAR). From 1994 to 1996, Mr. Nashmi was with Canadian Imperial Bank of Commerce (CIBC) in their Corporate Lending and Internal audit groups. Mr. Nashmi is a Chartered Accountant and spent four years with Deloitte & Touche LLP in public accounting.

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

In the fiscal year ended December 31, 1999, the Company did not pay any fees or other compensation to its directors.

Compliance with section 16(a) of the exchange act
Form 3 was not filed for John Nashmi in fiscal year 1999, it was filed in fiscal year 2000.

ITEM 10 -- EXECUTIVE COMPENSATION

The  following  table  sets  forth  certain  information   concerning  executive
compensation of the Company:

----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
                                                                                     Securities
Name                                                   Other           Restricted    Underlying
And                                                    Annual          Stock         Options/    LTIP       All     Other
Principal                     Salary       Bonus      Compensation    Award(s)      SARs        Payouts    Compensation
Position                Year    ($)         ($)        ($)             ($            (#)         ($)         ($)
(a)                     (b)    (c)          (d)        (e)             )             (g)         (h)         (i)
                                                                       (f)
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Scott Beil
Chairman and COO        1999   $42,000      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1998   $49,222      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1997   $28,000      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Rajan Arora
President & CEO         1999   $  -         $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1998   $38,770      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------
Jeffrey Shier
Executive VP            1999   $  -         $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------

                        1998   $38,770      $     --   $         --    $        --   $       --  $     --   $          --
----------------------- ------ ------------ ---------- --------------- ------------- ----------- ---------- --------------


(1) Mr. Scott Beil resigned as Chairman and COO effective December 17, 1999

--------------------------------------------------------------------------------
            OPTION/SAR GRANTS IN FISCAL YEAR ENDING DECEMBER 31, 1999
                               (Individual Grants)
--------------------------------------------------------------------------------
                         Number of       Percent
                         Securities      of Total      Exerrcise
                         Underlying      Options/SARs  of Base
                         Options/SARs    Granted To    Price        Expiration
Name                     Granted         Employees     ($/share)    Date
--------------------------------------------------------------------------------
Rajan Arora
President & CEO         125,000            35%         $0.50        Dec 31, 2001
--------------------------------------------------------------------------------
Jeffrey Shier
Executive VP             75,000            21%         $0.50        Dec 31, 2001
--------------------------------------------------------------------------------
John Nashmi
Chief Financial Officer  75,000            21%         $0.50        Dec 31, 2001
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
     AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR ENDING DECEMBER 31, 1999
                     AND DECEMBER 31, 1999 OPTION/SAR VALUES
--------------------------------------------------------------------------------
                                                   Number Of
                                                   Unexercised     Value Of
                                                   Secrurities     Unexercised
                                                   Underlying      In-The-Money
                                                   Options/SARs    Options/SARs
                        Shares                     AT FY-END       AT FY-END
                        Acquired     Value         Exercisable/    Exercisable/
                        On           Realized      Unexercisable   Unexercisable
Name                    Exercise     ($ Amount)    (# Shares)      ($ Amount)
--------------------------------------------------------------------------------
Rajan Arora
President & CEO            -            -            125,000           -
--------------------------------------------------------------------------------
Jeffrey Shier
Vice President             -            -             75,000           -
--------------------------------------------------------------------------------
John Nashmi
Chief Financial Officer    -            -             75,000           -
--------------------------------------------------------------------------------

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock owned by each person who, as of March 15, 2000 was known by the Company to own beneficially more than 5% of its outstanding common stock and the ownership of all executive officers and directors of the Company, individually and as a group.

--------------------------------------------------------------------------------
                                                    Number of Shares    Percent
Name and Address of Beneficial Owner                  Beneficially        of
                                                       Owned (1)         Class
--------------------------------------------------------------------------------
Rajan Arora, 85 Scarsdale Road, Suite 202
Toronto, Ontario, Canada                             1,987,785            30.1%
--------------------------------------------------------------------------------
Jeff Shier, 85 Scarsdale Road, Suite 202
Toronto, Ontario, Canada                             1,987,785            30.1%
--------------------------------------------------------------------------------
Ronald Mann, 9A Casmir Road
Toronto, Ontario, Canada                               100,000 (2)         2.5%
--------------------------------------------------------------------------------
John Nashmi, 85 Scarsdale Road, Suite 202
Toronto, Ontario, Canada                                 7,500             0.1%
--------------------------------------------------------------------------------

Officers and Directors as a Group                    4,083,070            62.8%
================================================================================


(1)As of March 15, 2000, the Company had 6,607,815 shares of common stock outstanding.
(2)The shares are held indirectly through a holding company controlled by Mr.Mann



ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits

3.1*     Certificate of Incorporation, as amended
3.2*     Bylaws
4.1*     Certificate of Designation for 8% Convertible Preferred Stock
10.1* Share Exchange Agreement Between HitCom Corporation and Scott Beil dated April 14, 1997
10.2*    Stock  Purchase   Agreement   Between  HitCom   Corporation  and  Rajan
         Arora/Jeffrey Shier and The Jeffrey Samuel Shier Family Trust For Purchase of All Outstanding Stock of Channel Telecom Inc. dated February 18, 1998
10.4** Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1998 regarding forgiveness of indebtedness.
10.5** Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1998 regarding 20% minority interest in One Plus Marketing, Inc.
10.6** Letter agreement between registrant and Scott A. Beil dated August 11, 1998 regarding voting of stock in registrant.
10.7     Assets purchase agreement by and between Hitcom Corporation and Scott
         A. Beil
10.8 Assets purchase agreement by and between One Plus Marketing, Inc., and Scott A. Beil
21.1*    List of Subsidiaries of Registrant
23.1     Consent of Independent Accountants Deloitte & Touche LLP
27.0     Financial  Data Schedule

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


             HITCOM CORPORATION
             (Registrant)

By          /s/ Rajan Arora
--------------------------------------------------------------------------------
              Rajan Arora, President, CEO and Director

Date       April   17, 2000

--------------------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------

By          /s/ Jeffrey Shier
--------------------------------------------------------------------------------
              Jeffrey Shier, Executive Vice President and Director
Date       April   17, 2000


By          /s/ Ronald Mann
--------------------------------------------------------------------------------
              Ronald Mann, Director
Date       April  17, 2000


By          /s/ John Nashmi
--------------------------------------------------------------------------------
              John Nashmi, Chief Financial Officer and Corporate Secretary
Date       April 17, 2000