Form 10QSB
period 2000-03-31
HITCOM CORP
filed 2000-05-15
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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


       85 Scarsdale Road, Suite 202
       Toronto, Ontario, Canada                                M3B 2R2
      (Address of Principal Executive Offices)              (Zip Code)

          Issuer's Telephone Number, Including Area Code (416) 441-6720

      Check  whether the issuer:  (1) filed all reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES [ X ]                    NO      [  X  ]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of April 30, 2000 -

                         Class                      Shares Outstanding
                      Common Stock                          6,607,756

      Transitional Small Business Disclosure Format (check one):
      YES [     ]                   NO      [  X  ]

                PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

HITCOM CORPORATION
Condensed Consolidated Balance Sheet
March 31, 2000
(Unaudited, all amounts in US Dollars)

                                  ASSETS

 Current Assets:
    Cash and cash equivalents                                       $    32,991
    Short-term deposits                                                  50,000
    Accounts receivable, net of allowance for                           820,222
           doubtful accounts of $64,296
     Inventory                                                           28,267
     Other current assets                                                42,778
--------------------------------------------------------------------------------
     Total current assets                                               974,258
--------------------------------------------------------------------------------

 Property and equipment, net                                            234,764
 Goodwill, net of amortization of $732,911                            3,264,788
--------------------------------------------------------------------------------
                                                                    $ 4,473,810
--------------------------------------------------------------------------------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable  and accrued liabilities                     $ 1,874,876
      Deferred revenue                                                  531,058
      Due to officers and directors                                      21,767
      Current portion of obligations under capital lease                 16,360
--------------------------------------------------------------------------------
      Total current liabilities                                       2,444,061
--------------------------------------------------------------------------------

 Long-term debt                                                         513,000
 Obligations under capital lease                                         19,280
--------------------------------------------------------------------------------
 Total liabilities                                                    2,976,341

 Commitments and contingencies

 Shareholders' equity
     Convertible preferred stock $.001 par value,  liquidation preference of $0.80 per share ($818,398 aggregate liquidation preference), convertible into 0.25 shares of common stock; 5,000,000 authorized;
         1,022,998 issued and outstanding                                 1,022
     Common stock $.004 par value,  25,000,000 authorized;
         12,462,297 issued; and 6,617,544 outstanding                    49,849
     Additional paid in capital                                       5,021,047
     Deficit                                                         (1,784,718)
     Cumulative foreign currency translation adjustment                 (18,684)
     Treasury stock - at cost; 5,844,753 shares of common stock      (1,771,047)
--------------------------------------------------------------------------------
                                                                      1,497,469
--------------------------------------------------------------------------------

                                                                    $ 4,473,810
--------------------------------------------------------------------------------

    See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                          Three-Month Period
                                                          Ended March 31,
                                                          2000           1999
                                                     (All amounts in US Dollars)

Net service revenues                                   $1,884,856    $  910,043
Cost of services                                        1,710,446       881,888
--------------------------------------------------------------------------------
     Gross margin                                         174,410        28,155
--------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative                  276,483       212,287
     Amortization of goodwill                              99,942        99,942
     Depreciation of property and equipment                19,496         9,422
--------------------------------------------------------------------------------
     Total operating expenses                             395,921       321,651
--------------------------------------------------------------------------------

Operating loss                                           (221,511)     (293,496)

Net interest expense                                      (10,838)       (9,860)
--------------------------------------------------------------------------------

Loss from continuing operations                          (232,349)     (303,356)

Income from discontinued operations,
     net of tax payable                                      -           62,720
--------------------------------------------------------------------------------

Net loss                                               $ (232,349)   $ (240,636)
--------------------------------------------------------------------------------


Basic loss per share
    Loss from continuing operations                    $  (0.04)     $   (0.03)
    Income from discontinued operations                      -            0.01
--------------------------------------------------------------------------------
    Net loss                                           $  (0.04)     $   (0.02)
--------------------------------------------------------------------------------

Weighted average shares - basic                        6,568,930      12,257,092
Weighted average shares - diluted                      6,568,930      12,257,092

     See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------

 HITCOM CORPORATION
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

                                                                                  Three-Month Period
                                                                                    Ended March 31,
                                                                                  2000            1999
                                                                               (All amounts in US Dollars)
Operating activities:
     Net loss                                                                   $(232,349)     $(240,636)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of goodwill                                                  99,942         99,942
         Depreciation of property and equipment - continuing operations            19,496          9,422
         Depreciation of property and equipment - discontinued operations             -           24,000
         Issuance of common shares for interest on convertible debenture           31,200            -
         Issuance of common shares for services                                    20,000            -
         Changes in assets and liabilities:
            Accounts receivable, net                                              (57,021)      (147,535)
            Inventory                                                                 695           (720)
            Other current assets                                                    5,065         (3,780)
            Accounts payable and accrued liabilities                              363,716         19,980
            Deferred revenue                                                     (217,227)        60,483
---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                           33,517       (178,844)
---------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of property and equipment                                         (100,368)       (68,935)
---------------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds from (repayment of) capital leases                                   19,795         (9,510)
     Purchase of short-term deposit                                                              (50,000)
     Proceeds from bank term loan                                                     -           13,177
     Repayment of line of credit                                                      -          107,746
---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                     19,795         61,413
---------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (47,056)      (186,366)
Cash and cash equivalents at beginning of period                                   80,047        340,484
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  32,991      $ 154,118
---------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
     Cash paid for interest during the period                                   $     265      $  15,745
     Cash paid for income taxes during the period                                     -              -
     Non Cash investing and financing activities:
         Property and equipment acquired through proceeds from capital lease       19,830            -
         Conversion of preferred shares into common shares                            -              119

                  See accompanying notes to the condensed consolidated financial statements
---------------------------------------------------------------------------------------------------------

                       HITCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (ALL AMOUNTS IN US DOLLARS)
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HitCom Corporation and subsidiaries (collectively "the Company" or "HitCom") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All amounts presented are in US dollars.


2.       NATURE OF BUSINESS

HitCom Corporation and its subsidiaries (collectively referred to as "Hitcom" or the "Company") is a telecommunication Company providing long distance telecommunication services primarily in Canada. The services are provided on a prepaid basis through a card or on a post paid basis whereby the customer is invoiced on a monthly basis for the long distance usage. The company maintains its own carrier-class switching platform to provide its services.


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

Postpaid long distance services
The Company's revenue originates from customer usage of long distance services which is billed to the customer on a monthly basis. Revenue is recognized as invoice is issued.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel Telecom acquisition effective May 31, 1999, and is being amortized on a straight-line basis over a ten year period. Amortization expense was $99,942 in the first quarters of 2000 and 1999. The Company evaluates on an ongoing basis the carrying value of goodwill for potential permanent impairment.



4.       EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                              Three-Month Period Ended March 31,
                                                    2000         __1999__
Numerator:
Net loss available to common shareholders      $(  232,349)        $  (240,636)

Denominator:
Denominator for basic earnings (loss) per share -
  weighted-average shares                         6,568,930          12,257,092

Dilutive potential common shares - Adjusted
  weighted-average shares and assumed conversions 6,568,930          12,257,092
--------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share:      $ (0.04)              $(0.02)
--------------------------------------------------------------------------------

Employee stock options, convertible preferred stock, convertible debentures and warrants, are not presented for the years ended December 31, 2000 and 1999, because they are anti-dilutive due to the net loss available to common shareholders.


5.       Segmented Information


At March 31, 2000, HitCom is operating in only one business segment, long distance services.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operation

Overview
The Company principally derives its revenues from long distance telecommunication services primarily in Canada. The services are provided on a prepaid basis through its subsidiary Channel Telecom Inc. (Channel) and on a post paid basis whereby the customer is invoiced on a monthly basis for the long distance usage. The company maintains its own carrier-class switching platform to provide its services.


Prepaid telecommunication services (Channel)
Channel provides long distance services to consumers through prepaid cards under the Channel brands and private label brands, ("Channel Cards"), through an extensive network of independent retail outlets (through independent sales agents) and distributors throughout Canada. Channel targets retail markets with substantial international long distance calling requirements, such as ethnic communities, and believes that its Channel Cards provide consumers with a convenient, attractively priced alternative to traditional presubscribed long distance services. Channel Cards enable consumers to place local, long distance and international calls from touch-tone phones, without the need for cash, operator assistance, collect or other third party billed calls. Consumers can use the Channel Cards to place international long distance calls from the U.S. and Canada to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by the major telecommunication carriers such as Bell Canada, Sprint and AT&T or the rate charged for a direct call from a payphone or hotel room.

Consumers access the services of the Channel Cards by dialing a local number or toll-free number and entering a PIN printed on the back of the card. The system provides explanation to the services including the time remaining on the card.

Postpaid telecommunication services
This service was just launched in January 2000. Consumers can use the Hitcom long distance service to place long distance calls from their home or office at rates that are generally lower than the standard plan rates currently charged by the major telecommunication carriers such as Bell Canada, Sprint and Primus. The long distance plans are based on a per minute basis which vary according to the country dialed. Consumers access the Hitcom long distance service by dialing a local number and then dialing their destination number. There is no need to enter a PIN number.

Results of Operation

THREE MONTHS ENDED March 31, 2000 COMPARED TO THREE MONTHS ENDED March 31, 1999

Revenue
Total revenue increased 107% to $1,884,856 in the first quarter of 2000 from $910,043 for the same period in 1999. The increase was primarily due to the growth in Channel's prepaid long distance cards as usage increased, increase in the number of retail storefronts in which the Company's products are distributed, and greater brand awareness. The Company launched the Hitcom long distance residential service in January 2000 which provided consumers with a post paid long distance service. Revenues from this service were approximately $20,000 in the first quarter.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services decreased to 91% of revenue ($1,710,446) in the first quarter of 2000 from 97% of revenue ($881,888) for the same period in 1999. With the implementation of the new carrier class switch in May 1999, Channel has implemented cost saving programs to decrease cost of services as a percentage of revenue. These include building private networks and utilizing Voice over Internet Protocol (VoIP) gateways to reduce transmission costs. Channel has also continued to expand the number of carriers it uses to terminate its telecommunication traffic. The increased number of carriers and increased termination traffic, has allowed Channel to continually negotiate lower termination rates to reduce cost of services. Hitcom will continue to expand its private network, implement voice over IP gateways, and expand the number of carriers it utilizes to reduce transmission costs.

Selling General & Administrative (SG&A):
SG&A expenses decreased to 15% of revenue ($276,483) in the first quarter of 2000 from 23% of revenue ($212,287) for the same period in 1999. The significant increase in revenue enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period. Amortization expense was $99,942 in the first quarters of 2000 and 1999.

Depreciation of property and equipment
Depreciation increased to $19,496 in the first quarter of 2000 from $9,422 for the same period in 1999. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

Net Interest Expense (income):
Net interest expense was $10,838 in the first quarter of 2000 as compared to net interest expense of $9,860 for the same period in 1999. Interest expense was primarily due to the convertible debenture bearing interest at 8% per annum.

Discontinued Operations
In December 1999, the Company completed the sale of certain assets and liabilities that were primarily related to One Plus Marketing, Inc. (One Plus) to a former officer, director and major shareholder of the Company. The Company also received 5,837,503 shares of Hitcom's common stock from the purchaser which has been returned to treasury and has therefore reduced the outstanding number of common stock in Hitcom. The transaction was recorded at carrying value and the resulting gain has been recorded directly to additional paid in capital. The disposal of the One Plus segment is reflected as discontinued operations in the accompanying condensed consolidated financial statements. Revenue net of expenses and associated overhead earned from these operations, was $62,720 for the quarter ended March 31, 1999.

EBITDA - continuing operations
EBITDA loss for the quarter ended March 31, 2000, decreased to $102,073 as compared to $184,132 for the same period in 1999. The decreased EBITDA loss is due to decreased cost of services due to the company's various initiatives to improve gross margin. The Company will continue to implement initiatives to increase gross margin in 2000. As a percentage of revenue, EBITDA loss decreased to 5% of revenue in first quarter 2000 as compared to 20% of revenue in first quarter 1999.


Net loss
Net loss for the quarter ended March 31, 2000 decreased to $232,349 from $240,636 for the same period in 1998. As a percentage of revenue, net loss decreased to 12% of revenue in first quarter 2000 as compared to 26% of revenue in first quarter 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2000 decreased to $32,991 from $80,047 at December 31, 1999. The Company's liquidity requirements were largely used by investment needs including capital expenditures for the continued expansion of the new carrier class switch and building of VoIP gateways.

Cash provided by operating activities in the first quarter of 2000 was $33,517 as compared to cash used of $178,844 for the same period in 1999. Significant utilization of cash in the first quarter were the net cash losses of $112,911, $57,021 increase in account receivable due to revenue growth at Channel and $217,227 decrease in deferred revenue. Increase in account payable - $363,716 primary source of working capital.

Cash used for capital expenditures in the first quarter of 2000 was $100,368 in the first quarter of 2000 as compared to $68,935 same period in 1999. Capital expenditures were for the continued expansion of the carrier class switch due to the growth in revenues and building of VoIP gateways to reduce cost of services.

Cash proceeds from financing activities in the first quarter of 2000 were $19,795 as compared to proceeds of $111,413 for the same period in 1999. Financing activities proceeds consisted primarily of increased lease borrowings. The Company's revolving line of credit of approximately $100,000 was not utilized as at March 31, 2000.

At March 31, 2000, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in 2000 will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

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

None.


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

A.       Exhibits

3.1*     Certificate of Incorporation, as amended
3.2*     Bylaws
4.1*     Certificate of Designation for 8% Convertible Preferred Stock
10.1* Share Exchange Agreement Between HitCom Corporation and Scott Beil dated April 14, 1997
10.2*    Stock  Purchase   Agreement   Between  HitCom   Corporation  and  Rajan
         Arora/Jeffrey Shier and The Jeffrey Samuel Shier Family Trust For Purchase of All Outstanding Stock of Channel Telecom Inc. dated February 18, 1999
10.4** Letter agreement between the registrant, Rajan Arora and Jeffrey Shier dated June 30, 1999 regarding forgiveness of indebtedness.
10.5** Stock Purchase Agreement between Scott A. Beil and registrant dated August 10, 1999 regarding 20% minority interest in One Plus Marketing, Inc.
10.6** Letter agreement between registrant and Scott A. Beil dated August 11, 1999 regarding voting of stock in registrant.
10.7***  Assets purchase agreement by and between  Hitcom  Corporation and Scott
         A. Beil
10.8*** Assets purchase agreement by and between One Plus Marketing, Inc. and Scott A. Beil
21.1*    List of Subsidiaries of Registrant
27.0     Financial Data Schedule

*        Filed as exhibit to the Company's Registration Statement on Form 10-SB
** Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999
*** Filed as Exhibit to the Company's AnnualReport on Form 10-KSB for the year ended December 31, 2000

B.       Form 8-K filings

         March 15, 2000            Change in Registerants Certifying Accountant
         January 13, 2000          Change in Registerants Certifying Accountant




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HITCOM CORPORATION
                                               (Registrant)



                                               By: /s/ Rajan Arora
                                               Rajan Arora
                                               President and CEO




                                               Date:             May 12, 2000