Form 10QSB
period 2000-06-30
HITCOM CORP
filed 2000-08-17
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

       YES [ X ]                    NO      [     ]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 2000 -

                         Class                      Shares Outstanding
                      Common Stock                          6,617,544

      Transitional Small Business Disclosure Format (check one):
      YES [     ]                   NO      [  X  ]

                PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

HITCOM CORPORATION
Condensed Consolidated Balance Sheet
June 30, 2000
(Unaudited, all amounts in US Dollars)

                                  ASSETS

 Current Assets:
    Short-term deposits                                                  50,000
    Accounts receivable, net of allowance for                           663,301
           doubtful accounts of $110,152
     Inventory                                                           21,465
     Other current assets                                                52,518
--------------------------------------------------------------------------------
     Total current assets                                               787,284
--------------------------------------------------------------------------------

 Property and equipment, net                                            237,551
 Goodwill, net of amortization of $832,854                            3,164,846
--------------------------------------------------------------------------------
                                                                    $ 4,189,681
--------------------------------------------------------------------------------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Bank line of credit                                           $   106,796
      Accounts payable  and accrued liabilities                       1,934,125
      Deferred revenue                                                  381,162
      Due to officers and directors                                      21,767
      Current portion of obligations under capital lease                 22,343
--------------------------------------------------------------------------------
      Total current liabilities                                       2,466,193
--------------------------------------------------------------------------------

 Long-term debt                                                         513,000
 Obligations under capital lease                                         49,657
--------------------------------------------------------------------------------
 Total liabilities                                                    3,028,850

 Commitments and contingencies

 Shareholders' equity
     Convertible preferred stock $.001 par value,  liquidation preference of $0.80 per share ($818,398 aggregate liquidation preference), convertible into 0.25 shares of common stock; 5,000,000 authorized;
         1,022,998 issued and outstanding                                 1,022
     Common stock $.004 par value,  25,000,000 authorized;
         12,462,297 issued; and 6,617,544 outstanding                    49,849
     Additional paid in capital                                       5,021,047
     Deficit                                                         (2,111,367)
     Cumulative foreign currency translation adjustment                 (28,673)
     Treasury stock - at cost; 5,844,753 shares of common stock      (1,771,047)
--------------------------------------------------------------------------------
                                                                      1,160,831
--------------------------------------------------------------------------------

                                                                    $ 4,189,681
--------------------------------------------------------------------------------

    See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                Three-Month Period                 Six-Month Period
                                                   Ended June 30,                    Ended June 30,
                                                 2000           1999                 2000               1999
                                             (All amounts in US Dollars)          (All amounts in US Dollars)
--------------------------------------------------------------------------------------------------------------



Net service revenues                         $1,102,164       $1,357,592           $2,987,020      $2,267,635
Cost of services                                930,100        1,187,760            2,640,545       2,069,648
--------------------------------------------------------------------------------------------------------------
     Gross margin                               172,064          169,832              346,475         197,987
--------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative        359,694          301,580              636,178         513,867
     Amortization of goodwill                    99,943           99,943              199,885         199,885
     Depreciation of property and equipment      27,499            9,505               46,995          18,927
--------------------------------------------------------------------------------------------------------------
     Total operating expenses                   487,136          411,028              883,058         732,679
--------------------------------------------------------------------------------------------------------------

Operating loss                                 (315,072)        (241,196)            (536,583)       (534,692)

Net interest expense                            (11,577)          (8,526)             (22,415)        (18,386)
--------------------------------------------------------------------------------------------------------------

Loss from continuing operations                (326,649)        (249,722)            (558,998)       (553,078)

Income (loss) from discontinued operations,
     net of tax payable                             -            (14,584)                 -            48,136
--------------------------------------------------------------------------------------------------------------
Net loss                                     $ (326,649)      $ (264,306)          $ (558,998)     $ (504,942)
--------------------------------------------------------------------------------------------------------------

Basic loss per share
    Loss from continuing operations          $   (0.05)       $   (0.02)           $  (0.08)       $   (0.04)
    Income from discontinued operations             -                -                   -                -
--------------------------------------------------------------------------------------------------------------
    Net loss                                 $   (0.05)       $   (0.02)           $  (0.08)       $   (0.04)
--------------------------------------------------------------------------------------------------------------

Weighted average shares - basic               6,607,756       12,360,133            6,588,343       12,308,613
Weighted average shares - diluted             6,607,756       12,360,133            6,588,343       12,308,613
--------------------------------------------------------------------------------------------------------------
                  See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------------------------------------

 HITCOM CORPORATION
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three-Month Period                 Six-Month Period
                                                                       Ended June 30,                    Ended June 30,
                                                                       2000        1999                2000         1999
                                                                 (All amounts in US Dollars)      (All amounts in US Dollars)
-----------------------------------------------------------------------------------------------------------------------------



Operating activities:
  Net loss                                                           $ (326,649)   $(264,306)       $(558,998)    $(504,942)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of goodwill                                             99,943       99,943          199,885       199,885
    Depreciation of property and equipment - continuing operations       27,499        9,505           46,995        18,927
    Depreciation of property and equipment - discontinued operations       -          24,000             -           48,001
    Issuance of common shares for interest on convertible debenture        -            -              31,200          -
    Issuance of common shares for services                                 -          15,322           20,000        15,560
    Changes in assets and liabilities:
       Accounts receivable, net                                         156,921       45,873           99,901      (101,662)
       Inventory                                                          6,802      (23,263)           7,496       (23,983)
       Other current assets                                              (9,739)      (6,655)          (4,674)      (10,436)
       Accounts payable and accrued liabilities                          49,260      350,130          282,320       371,951
       Deferred revenue                                                (149,896)     (31,000)        (367,123)       29,483
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities               (145,860)     219,549         (242,998)       42,784
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchases of property and equipment                                  (30,287)     (47,560)        (130,654)     (116,496)
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from (repayment of) capital leases                           36,360       (9,926)          56,155         1,241
   Increase (decrease) in revolving line of credit                      106,796      (92,746)         106,796        15,000
   Repayment of due to officers and directors                              -         (18,838)            -          (28,416)
-----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                            143,156     (121,510)         162,951       (12,175)
-----------------------------------------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                               (32,991)      50,479          (80,047)      (85,887)
Cash and cash equivalents at beginning of period                         32,991      204,118           80,047       340,484
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $     -       $ 254,597        $     -       $ 254,597
-----------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information
     Cash paid for interest during the period                        $   1,215     $   4,371        $   1,480     $  20,116
     Cash paid for income taxes during the period                         -             -              12,000          -
     Non Cash investing and financing activities:
         Property and equipment acquired through proceeds from
            capital lease                                               39,700          -              59,460          -
         Conversion of preferred shares into common shares                -             -                -              119
-----------------------------------------------------------------------------------------------------------------------------
                  See accompanying notes to the condensed consolidated financial statements
-----------------------------------------------------------------------------------------------------------------------------

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

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All amounts presented are in US dollars.


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

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel Telecom acquisition effective May 31, 1999, and is being amortized on a straight-line basis over a ten year period. Amortization expense was $99,943 in the second quarter of 2000 and 1999, and $199,885 for the six-months ended June 30, 2000 and 1999. The Company evaluates on an ongoing basis the carrying value of goodwill for potential permanent impairment.



4.       EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                     Three-Month Period              Six-Month Period
                                                        Ended June 30,                 Ended June 30,
                                                      2000        1999               2000          1999
Numerator:
Net loss available to common shareholders         $(326,649)    $(264,306)        $(558,998)    $(504,942)

Denominator:
Denominator for basic earnings (loss) per share -
  weighted-average shares                          6,607,756    12,360,133         6,588,343    12,308,613

Dilutive potential common shares - Adjusted
 weighted-average shares and assumed conversions   6,607,756    12,360,133         6,588,343    12,308,613
-----------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share:        $ (0.05)      $(0.02)            $(0.08)     $(0.04)
-----------------------------------------------------------------------------------------------------------


Employee stock options, convertible preferred stock, convertible debentures and warrants, are not presented for the years ended December 31, 2000 and 1999, because they are anti-dilutive due to the net loss available to common shareholders.


5.       Segmented Information


At June 30, 2000, Hitcom is operating in only one business segment, long distance services.

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenue
Total revenue decreased 19% to $1,102,164 in the second quarter of 2000 from $1,357,592 for the same period in 1999. The decrease was primarily due to lower usage in Channel's prepaid long distance cards due to greater competitive pressures on pricing. The Company launched the Hitcom long distance residential service in January 2000 which provided consumers with a post paid long distance service. Revenues from this service were approximately $35,000 in the second quarter of 2000 ascompared to $20,000 in the first quarter, an increase of 75%.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services decreased to 84% of revenue ($930,100) in the second quarter of 2000 from 87% of revenue ($1,187,760) for the same period in 1999. With the implementation of the new carrier class switch in May 1999, Channel has implemented cost saving programs to decrease cost of services as a percentage of revenue. These include building private networks and utilizing Voice over Internet Protocol (VoIP) gateways to reduce transmission costs. Channel has also continued to expand the number of carriers it uses to terminate its telecommunication traffic. The increased number of carriers and increased termination traffic, has allowed Channel to continually negotiate lower termination rates to reduce cost of services. Hitcom will continue to expand its private network, implement voice over IP gateways, and expand the number of carriers it utilizes to reduce transmission costs.

Selling General & Administrative (SG&A):
SG&A expenses increased to 33% of revenue ($359,694) in the second quarter of 2000 from 22% of revenue ($301,580) for the same period in 1999. The increase in SG&A expense was primarily due to increased reserves in bad debts during the quarter.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period. Amortization expense was $99,943 in the second quarters of 2000 and 1999.

Depreciation of property and equipment
Depreciation increased to $27,499 in the second quarter of 2000 from $9,505 for the same period in 1999. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

Net Interest Expense (income):
Net interest expense was $11,577 in the second quarter of 2000 as compared to net interest expense of $8,526 for the same period in 1999. Interest expense was primarily due to the convertible debenture bearing interest at 8% per annum.

Discontinued Operations
In December 1999, the Company completed the sale of certain assets and liabilities that were primarily related to One Plus Marketing, Inc. (One Plus) to a former officer, director and major shareholder of the Company. The Company also received 5,837,503 shares of Hitcom's common stock from the purchaser which has been returned to treasury and has therefore reduced the outstanding number of common stock in Hitcom. The transaction was recorded at carrying value and the resulting gain has been recorded directly to additional paid in capital. The disposal of the One Plus segment is reflected as discontinued operations in the accompanying condensed consolidated financial statements. Expenses and associated overhead net of revenue earned from these operations, was a loss of $14,584 for the quarter ended June 30, 1999.

EBITDA - continuing operations
EBITDA loss for the second quarter of 2000, increased to $187,630 or 17% of revenue as compared to $131,748 or 10% of revenue for the same period in 1999. The increased EBITDA loss was due to increased SG&A expenses.

Net loss
Net loss for the second quarter of 2000, increased to $326,649 or 30% of revenue as compared to $264,306 or 20% of revenue for the same period in 1999. The increased net loss was primarily due to increased SG&A expenses.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 decreased to $nil from $32,991 at March 31, 2000. The Company's liquidity requirements were largely used by operating activities and investment needs.

Cash used by operating activities in the second quarter of 2000 was $145,860 as compared to cash provided of $219,549 for the same period in 1999. Significant utilization of cash in the second quarter was the EBITDA loss of $187,630.

Cash used for capital expenditures in the second quarter of 2000 was $30,287 in the second quarter of 2000 as compared to $47,560 for the same period in 1999. Capital expenditures were for the continued expansion of the carrier class switch due to the growth in revenues and building of VoIP gateways to reduce cost of services.

Cash proceeds from financing activities in the second quarter of 2000 were $143,156 as compared to repayments of $121,510 for the same period in 1999. Financing activities proceeds consisted primarily of increased line of credit borrowing ($106,796) and lease borrowings ($36,360). The Company's revolving line of credit of approximately $100,000 was fully utilized as at June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue
Total revenue increased 32% to $2,987,020 in the six-month period ended June 30, 2000 from $2,267,635 for the same period in 1999. The increase was primarily due strong growth in the first quarter in the usage of Channel's prepaid long distance cards. The Company launched the Hitcom long distance residential service in January 2000 which provided consumers with a post paid long distance service. Revenues from this service were approximately $55,000 in the six-months.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services decreased to 88% of revenue ($2,640,545) in the six-months period ended June 30, 2000 from 91% of revenue ($2,069,648) for the same period in 1999. With the implementation of the new carrier class switch in May 1999, Channel has implemented cost saving programs to decrease cost of services as a percentage of revenue. These include building private networks and utilizing Voice over Internet Protocol (VoIP) gateways to reduce transmission costs. Channel has also continued to expand the number of carriers it uses to terminate its telecommunication traffic. The increased number of carriers and increased termination traffic, has allowed Channel to continually negotiate lower termination rates to reduce cost of services. Hitcom will continue to expand its private network, implement voice over IP gateways, and expand the number of carriers it utilizes to reduce transmission costs.

Selling General & Administrative (SG&A):
SG&A expenses decreased to 21% of revenue ($636,178) in the six-month period ended June 30, 2000 from 23% of revenue ($513,867) for the same period in 1999. The significant increase in revenue enabled the decrease of SG&A expense as a percentage of revenue.

Goodwill Amortization
Goodwill represents the excess of cost over the fair value of net assets acquired for the Channel acquisition effective May 31, 1998 and is being amortized on a straight-line basis over a ten year period. Amortization expense was $199,885 in the six-month periods ended June 30, 2000 and 1999.

Depreciation of property and equipment
Depreciation increased to $46,995 in the six-month period ended June 30, 2000 from $18,927 for the same period in 1999. The increase in dollar amount was primarily attributable to increased capital expenditures for property and equipment to support the growth of the business resulting in increased depreciation expense.

Net Interest Expense (income):
Net interest expense was $22,415 in the six-month period ended June 30, 2000 as compared to net interest expense of $18,386 for the same period in 1999. Interest expense was primarily due to the convertible debenture bearing interest at 8% per annum.

Discontinued Operations
In December 1999, the Company completed the sale of certain assets and liabilities that were primarily related to One Plus Marketing, Inc. (One Plus) to a former officer, director and major shareholder of the Company. The Company also received 5,837,503 shares of Hitcom's common stock from the purchaser which has been returned to treasury and has therefore reduced the outstanding number of common stock in Hitcom. The transaction was recorded at carrying value and the resulting gain has been recorded directly to additional paid in capital. The disposal of the One Plus segment is reflected as discontinued operations in the accompanying condensed consolidated financial statements. Revenue net of expenses and associated overhead earned from these operations, was $48,136 for the six-month period ended June 30, 1999.

EBITDA - continuing operations
EBITDA loss for the six-months ended June 30, 2000, decreased to $289,703 as compared to $315,880 for the same period in 1999. As a percentage of revenue, EBITDA loss decreased to 10% of revenue in the six-months period ended June 30, 2000 as compared to 14% of revenue for the same period in 1999.

Net loss
Net loss for the six-months period ended June 30, 2000 increased to $558,998 from $504,942 for the same period in 1999. As a percentage of revenue, net loss decreased to 19% of revenue in the six-months period ended June 30, 2000 as compared to 22% of revenue for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 decreased to $nil from $80,047 at December 31, 1999. The Company's liquidity requirements were largely used by operating activities and investment needs including capital expenditures for the continued expansion of the new carrier class switch and building of VoIP gateways.

Cash used by operating activities in the six-months period ended June 30, 2000 was $242,998 as compared to cash provided of $42,784 for the same period in 1999. Significant utilization of cash in the six-months was the EBITDA loss of of $289,703.

Cash used for capital expenditures in the six-months period ended June 30, 2000 was $130,654 as compared to $116,496 for the same period in 1999. Capital expenditures were for the continued expansion of the carrier class switch due to the growth in revenues and building of VoIP gateways to reduce cost of services.

Cash proceeds from financing activities in the six months period ended June 30, 2000 were $162,951 as compared to repayments of $12,175 for the same period in 1999. Financing activities proceeds consisted primarily of increased in revolving line of credit and lease borrowings. The Company's revolving line of credit of approximately $100,000 was fully utilized as at June 30, 2000.

At June 30, 2000, the Company is not committed to completing any acquisition, however, the Company is continually looking for further acquisitions which will expand the Company's product lines and competitive position. Any potential acquisitions in 2000 will be funded either through stock issuance, new equity financing and/or increased bank borrowings.

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

B.       Form 8-K filings

          There were no 8-K filings in the quarter.



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




                                               Date:             August 14, 2000