Form 10QSB
period 2000-09-30
HITCOM CORP
filed 2000-12-22
CIK 1019157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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


       2700 Dufferin Street, Unit 68
       Toronto, Ontario, Canada                                M6B 3J3
      (Address of Principal Executive Offices)              (Zip Code)

          Issuer's Telephone Number, Including Area Code (416) 785-4323

      Check  whether the issuer:  (1) filed all reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES [  ]                    NO      [ X ]

      State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 31, 2000 -

                         Class                      Shares Outstanding
                      Common Stock                          6,617,544

      Transitional Small Business Disclosure Format (check one):
      YES [     ]                   NO      [  X  ]

         85 Scarsdale Road, Suite 202, Toronto, Ontario, Canada M3B 2R2
          (Former Name or Former Address, if Changed Since Last Report)

                PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

HITCOM CORPORATION
Condensed Consolidated Balance Sheet
September 30, 2000
(Unaudited, all amounts in US Dollars)

                                  ASSETS

 Current Assets:
    Short-term deposits                                                   7,714
    Accounts receivable                                                  44,708
--------------------------------------------------------------------------------
     Total assets                                                        52,422
--------------------------------------------------------------------------------



                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable  and accrued liabilities                         689,684
      Due to officers and directors                                      48,000
--------------------------------------------------------------------------------
      Total current liabilities                                         737,684
--------------------------------------------------------------------------------

 Convertible debenture                                                  513,000
--------------------------------------------------------------------------------
 Total liabilities                                                    1,250,684

 Commitments and contingencies

 Shareholders' equity
     Convertible preferred stock $.001 par value,  liquidation preference of $0.80 per share ($818,398 aggregate liquidation preference), convertible into 0.25 shares of common stock; 5,000,000 authorized;
         1,022,998 issued and outstanding                                 1,022
     Common stock $.004 par value,  25,000,000 authorized;
         12,462,297 issued; and 6,617,544 outstanding                    49,849
     Additional paid in capital                                       5,021,047
     Deficit                                                         (4,499,133)
     Treasury stock - at cost; 5,844,753 shares of common stock      (1,771,047)
--------------------------------------------------------------------------------
                                                                     (1,198,262)
--------------------------------------------------------------------------------

                                                                    $    52,422
--------------------------------------------------------------------------------

    See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------

HITCOM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                Three-Month Period                    Nine-Month Period
                                                Ended September 30,                  Ended September 30,
                                                 2000           1999                 2000               1999
                                             (All amounts in US Dollars)          (All amounts in US Dollars)
--------------------------------------------------------------------------------------------------------------



Net service revenues                         $   78,531       $    -               $  128,139      $     -
Cost of services                                 55,486            -                   91,169            -
--------------------------------------------------------------------------------------------------------------
     Gross margin                                23,045            -                   36,970            -
--------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative         82,959           27,877              151,074          91,568
--------------------------------------------------------------------------------------------------------------

Operating loss                                  (59,914)         (27,877)            (114,104)        (91,568)

Net interest expense                            (10,250)         (10,121)             (31,450)        (27,242)
--------------------------------------------------------------------------------------------------------------

Loss from continuing operations                 (70,164)         (37,998)            (145,554)       (118,810)

Loss from discontinued operations,
     net of tax payable                      (2,317,602)        (275,002)          (2,801,210)       (699,132)
--------------------------------------------------------------------------------------------------------------
Net loss                                    $(2,387,766)      $ (313,000)         $(2,946,764)     $ (817,942)
--------------------------------------------------------------------------------------------------------------

Basic loss per share
    Loss from continuing operations          $   (0.01)       $   (0.01)           $  (0.02)       $   (0.01)
    Income from discontinued operations          (0.35)           (0.02)              (0.43)           (0.06)
--------------------------------------------------------------------------------------------------------------
    Net loss                                 $   (0.36)       $   (0.03)           $  (0.45)       $   (0.07)
--------------------------------------------------------------------------------------------------------------

Weighted average shares - basic               6,607,756       12,358,206            6,588,343       12,325,106
Weighted average shares - diluted             6,607,756       12,358,206            6,588,343       12,325,106
--------------------------------------------------------------------------------------------------------------
                  See accompanying notes to the condensed consolidated financial statements
--------------------------------------------------------------------------------------------------------------

 HITCOM CORPORATION
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three-Month Period                 Nine-Month Period
                                                                    Ended September 30,                Ended September 30,
                                                                       2000        1999                2000         1999
                                                                 (All amounts in US Dollars)      (All amounts in US Dollars)
-----------------------------------------------------------------------------------------------------------------------------



     Net loss                                                      $(2,387,766)  $  (313,000)     $(2,946,764)  $  (817,942)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Amortization of goodwill - discontinued operations          3,164,845        99,942        3,364,731       299,827
         Depreciation of property and equipment discontinued operations 28,079        30,256           75,074        97,454
         Loss on disposal of property and equipment
           - discontinued operations                                   209,472          -             209,472          -
         Issuance of common shares for interest on convertible debenture  -             -              31,200          -
         Issuance of common shares for services                           -             -              20,000        15,322
         Changes in assets and liabilities, excluding acquisition and disposal:
            Accounts receivable, net                                   618,593       (72,443)         718,494      (174,105)
            Inventory                                                   21,465        12,435           28,961       (11,548)
            Other current assets                                        52,518       (22,242)          47,843       (32,679)
            Accounts payable and accrued liabilities                (1,215,768)      (13,668)        (802,793)      382,108
            Deferred revenue                                          (381,162)      200,557         (748,285)      230,040
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities               110,277       (78,163)          (2,067)      (11,523)
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchases of property and equipment                                    -          (20,340)        (130,654)     (136,836)
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:
     Repayment of capital leases                                       (72,000)          -            (15,845)         -
     Redemption of short-term deposit                                   50,000           -             50,000          -
     Increase (decrease) in revolving line of credit                  (106,796)          -               -           15,000
     Increase in due to officers and directors                          26,233        41,354           26,233        12,938
     Repayment of bank term loan                                          -          (18,357)            -          (40,972)
-----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                          (102,563)       22,997           60,388       (13,034)
-----------------------------------------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                                7,714       (75,506)         (72,333)     (161,393)
Cash and cash equivalents at beginning of period                          -          254,597           80,047       340,484
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $    7,714    $  179,091        $   7,714     $ 179,091
-----------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information
     Cash paid for interest during the period                       $      -      $    4,371        $   1,480     $  20,116
     Cash paid for income taxes during the period                          -            -              10,000          -
     Non Cash investing and financing activities:
         Property and equipment acquired through proceeds from
                capital lease                                              -            -              19,760          -
         Conversion of preferred shares into common shares                 -            -                -              119
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

The Company has sustained significant losses from operations since its inception. Hitcom can no longer meet its obligations in the ordinary course of business and is dependent upon its ability to raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund its obligations.

Hitcom is also in default of its Convertible Subordinated Debentures as it does not have the financial resources to pay the interest of $20,520 due on September 30, 2000. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture).

The Company's primary operating subsidiary Channel Telecom Inc. ("Channel") seized operations in November 2000. Channel sustained significant losses and was no longer able to meet its obligations. Channel's banker canceled the Company's operating credit facility. Therefore, Channel's operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements. Channel's liabilities significantly exceeded its assets and are not reflected in the accompanying condensed consolidated financial statements.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company or at all. All efforts at raising additional equity and/or debt financings have so far been unsuccessful.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, as set forth in HitCom's Annual Report on Form 10-KSB. The results for the nine-months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. All amounts presented are in US dollars.


2. NATURE OF BUSINESS

HitCom Corporation and its subsidiary  (collectively  referred to as "Hitcom" or
the  "Company")  is  a   telecommunication   Company   providing  long  distance
telecommunication services primarily in Canada.



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated on consolidation.

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

Revenue Recognition
The Company's revenue originates from customer usage of long distance services which is billed to the customer on a monthly basis. Revenue is recognized as invoice is issued.


4. EARNINGS PER SHARE


The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                     Three-Month Period              Six-Month Period
                                                     Ended September 30,             Ended September 30,
                                                      2000        1999               2000          1999
Numerator:
Net loss available to common shareholders        $(2,387,766)  $ (313,000)       $(2,946,764)   $ (817,942)

Denominator:
Denominator for basic earnings (loss) per share -
  weighted-average shares                          6,607,756    12,358,206         6,588,343    12,325,613

Dilutive potential common shares - Adjusted
 weighted-average shares and assumed conversions   6,607,756    12,358,206         6,588,343    12,325,613
-----------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share:        $ (0.36)      $(0.03)            $(0.45)     $(0.07)
-----------------------------------------------------------------------------------------------------------


Employee stock options, convertible preferred stock, convertible debentures and warrants, are not presented for the years ended December 31, 2000 and 1999, because they are anti-dilutive due to the net loss available to common shareholders.


5. SEGMENTED INFORMATION


At September30, 2000, Hitcom is operating in only one business segment, long distance services.

ITEM 2 - Management's  Discussion and Analysis of Financial
         Condition and Results of Operation


Overview
The Company principally derives its revenues from long distance telecommunication services primarily in Canada. The services are provided through its subsidiary Hitcom Inc. which was just launched in January 2000. Consumers can use the Hitcom long distance service to place long distance calls from their home or office at rates that are generally lower than the standard plan rates currently charged by the major telecommunication carriers such as Bell Canada, Sprint and Primus. The long distance plans are based on a per minute basis which vary according to the country dialed. Consumers access the Hitcom long distance service by dialing a local number and then dialing their destination number. There is no need to enter a PIN number. Customers are then billed on a monthly basis.

Results of Operation

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue
Total revenue was $78,531 in the third quarter of 2000. There was no revenue for the same period in 1999 as the service was launched in 2000. Revenues in the second quarter of 2000 were approximately $35,000.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services was 71% of revenue ($55,486) in the third quarter of 2000. There was no cost of services expense for the same period in 1999 as the service was launched in 2000.

Selling General & Administrative (SG&A):
SG&A expenses increased to $82,959 in the third quarter of 2000 from $27,877 for the same period in 1999.

Net Interest Expense (income):
Net interest expense was $10,250 in the third quarter of 2000 as compared to net interest expense of $10,121 for the same period in 1999. Interest expense was primarily due to the convertible debenture bearing interest at 8% per annum.

Discontinued Operations
In November 2000, the Company's primary subsidiary Channel Telecom Inc.("Channel") seized operations. Channel sustained significant losses and was no longer able to meet its obligations. Channel's banker canceled the Company's operating credit facility. Therefore, Channel's operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Channel's liabilities significantly exceeded its assets and are not reflected in the accompanying condensed consolidated financial statements.

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

Expenses and associated overhead net of revenue earned from these operations, was a loss of $2,317,602 for the quarter ended September30, 1999 as compared to a loss of 275,002 for the same period in 1999. The loss in 2000 includes $3,164,845 in write-off of Goodwill for Channel's acquisition in 1998.

Net loss
Net loss for the third quarter of 2000, increased to $2,387,766 as compared to $313,000 for the same period in 1999. The increased net loss was primarily due to write-off of Goodwill relating to Channel.


LIQUIDITY AND CAPITAL RESOURCES

Need for Additional Capital to Meet Obligations
The Company has sustained significant losses from operations since its inception. Hitcom can no longer meet its obligations in the ordinary course of business and is dependent upon its ability to raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund its obligations.

Hitcom is also in default of its Convertible Subordinated Debentures as it does not have the financial resources to pay the interest of $20,520 due on September 30, 2000. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture).

The Company's main operating subsidiary Channel Telecom Inc. ("Channel") seized operations in November 2000. Channel sustained significant losses and was no longer able to meet its obligations. Channel's banker canceled the Company's operating credit facility in October 2000.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company or at all. All efforts at raising additional equity and/or debt financings have so far been unsuccessful.

Cash and cash equivalents at September 30, 2000 increased to $7,714 from $nil at June 30, 2000. Cash provided by operating activities in the third quarter of 2000 was $110,860 as compared to cash utilized $78,163 for the same period in 1999.

Cash used for capital expenditures in the third quarter of 2000 was $nil as compared to $20,340 for the same period in 1999.

Cash repayments from financing activities in the third quarter of 2000 were $102,563 as compared to proceeds of $22,997 for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue
Total revenue was $128,139 in the nine-month period ended September 30, 2000. There was no revenue for the same period in 1999 as the service was launched in 2000.

Cost of Services:
Cost of services primarily includes payments to other carriers for origination, transport and termination of international and domestic long distance traffic. Cost of services was 71% of revenue ($91,169) in the nine-month period ended September 30, 2000. There was no cost of services expense for the same period in 1999 as the service was launched in 2000.


Selling General & Administrative (SG&A):
SG&A expenses increased to $151,074 in the third quarter of 2000 from $91,568 for the same period in 1999.


Net Interest Expense (income):
Net interest expense was $31,450 in the nine-month period ended September 30, 2000 as compared to net interest expense of $27,242 for the same period in 1999. Interest expense was primarily due to the convertible debenture bearing interest at 8% per annum.

Discontinued Operations
In November 2000, the Company's primary subsidiary Channel Telecom Inc.("Channel") seized operations. Channel sustained significant losses and was no longer able to meet its obligations. Channel's banker canceled the Company's operating credit facility. Therefore, Channel's operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Channel's liabilities significantly exceeded its assets and are not reflected in the accompanying condensed consolidated financial statements.

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

Expenses and associated overhead net of revenue earned from these operations, was a loss of $2,801,210 for the nine-months period ended September30, 1999 as compared to a loss of 699,132 for the same period in 1999. The loss in 2000 includes $3,364,731 in write-off of Goodwill for Channel's acquisition in 1998.

Net loss
Net loss for the nine-months period ended September 30, 2000 increased to $2,946,764 from $817,942 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Need for Additional Capital to Meet Obligations
The Company has sustained significant losses from operations since its inception. Hitcom can no longer meet its obligations in the ordinary course of business and is dependent upon its ability to raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund its obligations.

Hitcom is also in default of its Convertible Subordinated Debentures as it does not have the financial resources to pay the interest of $20,520 due on September 30, 2000. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture).

The Company's main operating subsidiary Channel Telecom Inc. ("Channel") seized operations in November 2000. Channel sustained significant losses and was no longer able to meet its obligations. Channel's banker canceled the Company's operating credit facility in October 2000.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company or at all. All efforts at raising additional equity and/or debt financings have so far been unsuccessful.

Cash and cash equivalents at September 30, 2000 decreased to $7,714 from $80,047 at December 31, 1999. Cash used by operating activities in the nine-months period ended September 30, 2000 was $2,067 as compared to $11,523 for the same period in 1999.

Cash used for capital expenditures in the nine-months period ended September30, 2000 was $130,654 as compared to $136,83 for the same period in 1999. Capital expenditures were for the continued expansion of the carrier class switch due to the growth in revenues and building of VoIP gateways to reduce cost of services.

Cash proceeds from financing activities in the nine-months period ended September30, 2000 were $60,388 as compared to repayments of $13,034 for the same period in 1999.

                                    PART II

                               OTHER INFORMATION


Item 1 - Legal Proceedings

None.


Item 2 - Changes in Securities and Use of Proceeds

None.


Item 3 - Defaults Upon Senior Securities

Hitcom is in default of its Convertible Subordinated Debentures as it does not have the financial resources to pay the interest of $20,520 due on September 30, 2000. The debentures were issued on October 1, 1998 and are due on October 1, 2003, bearing interest at 8% per annum, payable semi-annually. They are unsecured general obligations of the Company which are subordinated in right of payment. The debenture may be converted at the option of the holder into fully-paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.50 per share (equivalent to a conversion rate of 2000 shares per $1,000 principal amount of debenture).


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




                                             Date:       December 23, 2000